Form 10-Q
period 2026-03-31
Atrium Therapeutics, Inc.
filed 2026-05-14
CIK 2093101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-43008

Atrium Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-4639499
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10578 Science Center Drive, Suite 125 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 876-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RNA	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 5, 2026, the registrant had 17,105,643 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about us that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this information statement, including statements regarding our plans, objectives, goals, strategies, future events, financing needs, plans or intentions relating to product candidates and markets and business trends, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress, potential registrational quality, and results of our research and development programs, preclinical studies, any clinical trials, investigational new drug ("IND"), and other regulatory submissions;
•
the beneficial characteristics, including potential safety, efficacy and therapeutic effects of our product candidates and the potential advantages of our product candidates compared to alternative therapies;
•
the success and capabilities of the ribonucleic acid ("RNA") delivery platform;
•
the prevalence of certain diseases and conditions we intend to treat and our estimates of the potential market opportunity for our product candidates;
•
the number of patients that we will enroll in our clinical trials;
•
the timing of and costs involved in obtaining and maintaining regulatory approval of our current product candidates and any future product candidates that we may identify or develop;
•
our ability to meet future regulatory standards with respect to our product candidates, if approved;
•
our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•
the rate and degree of market acceptance and therapeutic benefits of our product candidates, if approved;
•
our ability to develop or partner and progress our current and future product candidates;
•
the implementation of our strategic plans for our business, product candidates, research programs and technologies;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•
anticipated developments related to our competitors and our industry;
•
our competitive position and the success of competing therapies that are or may become available;
•
our ability to maintain our current license agreements and collaborations and identify and enter into future license agreements and collaborations;
•
the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory, manufacturing or commercialization expertise;
•
our reliance on third parties to conduct preclinical studies and clinical trials of our product candidates;
•
our ability to efficiently and cost-effectively conduct our current and future clinical trials;
•
our reliance on third parties for the manufacture of our product candidates;
•
our plans relating to sales strategy, manufacturing and commercializing our product candidates, if approved;
•
anticipated regulatory developments in the United States and foreign countries in which we may seek regulatory approval for our product candidates in the future;
•
the timing and likelihood of the achievement of milestones pursuant to our existing collaboration agreements;
•
our ability to attract and retain key scientific and management personnel;
•
the costs of operating as a public company;
•
the accuracy of our estimates regarding future expenses, future revenue, capital requirements and the need for additional financing;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of our current and future product candidates; and
•
our anticipated use of our existing resources, estimates of our expenses, capital requirements and needs for additional financing.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” elsewhere in this Quarterly Report and reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this information statement. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this information statement may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this information statement, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this information statement to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Special Note Regarding Company References

Throughout this Quarterly Report, the “Company,” “we”, “us”, “our”, and “Atrium” refer to Atrium Therapeutics, Inc.

Special Note Regarding Trademarks

Solely for convenience, we refer to trademarks in this Quarterly Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Atrium Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$267,849	$—
Collaboration receivable	15,000	—
Prepaid assets	2,578	1,535
Other current assets	138	1,310
Total current assets	285,565	2,845
Restricted cash	415	—
Property and equipment, net	4,337	2,724
Right-of-use asset	2,043	2,784
Total assets	$292,360	$8,353
Liabilities and Stockholders’ Equity/Former Parent Deficit
Current liabilities:
Accounts payable	$807	$4,398
Accrued liabilities	6,983	8,945
Accrued compensation	2,091	3,147
Lease liabilities	2,680	3,672
Deferred revenue, current portion	9,344	21,639
Total current liabilities	21,905	41,801
Deferred revenue, net of current portion	36,351	28,691
Other long-term liabilities	—	574
Total liabilities	58,256	71,066
Commitments and contingencies
Stockholders’ equity/ Former Parent's deficit:
Preferred stock, $0.001 par value: 40,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 400,000,000 shares authorized; 17,105,643 shares issued and outstanding as of March 31, 2026, and no shares authorized, issued, or outstanding as of December 31, 2025	16	—
Additional paid-in capital	221,960	—
Retained earnings	12,128	—
Net Investment from Former Parent	—	(62,713)
Total stockholders’ equity/Former Parent’s deficit	234,104	(62,713)
Total liabilities and Stockholders’ equity/Former Parent’s deficit	$292,360	$8,353

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$19,635	$1,573
Operating expenses:
Research and development	16,657	6,937
General and administrative	20,258	2,088
Total operating expenses	36,915	9,025
Loss from operations	(17,280)	(7,452)
Other income, net	647	3
Net loss and comprehensive loss	$(16,633)	$(7,449)
Basic and diluted net loss per common share	$(0.97)	$(0.44)
Weighted average common shares outstanding used in the calculation of basic and diluted net loss per common share	17,105,643	17,105,643

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity/Former Parent’s Deficit

(in thousands, except share information)

(Unaudited)

	Common Stock
	Shares Outstanding	Amount	Additional Paid in Capital	Retained Earnings	Net Investment from Former Parent	Total Stockholders’ Equity/Former Parent’s Deficit
Balance at December 31, 2025	—	$—	$—	$—	$(62,713)	$(62,713)
Net income (loss)	—	—	—	12,128	(28,761)	(16,633)
Transfers from Former Parent	—	—	—	—	313,414	313,414
Stock-based compensation	—	—	36	—	—	36
Issuance of common stock in connection with Spin-Off and reclassification of Net Investment from Former Parent	17,106	16	221,924	—	(221,940)	—
Issuance of common stock related to the 2026 Incentive Award Plan	100	—	—	—	—	—
Balance at March 31, 2026	17,206	$16	$221,960	$12,128	$—	$234,104

					Net Investment from Former Parent	Total Former Parent's Deficit
Balance at December 31, 2024					$(61,108)	$(61,108)
Net loss					(7,449)	(7,449)
Transfers from Former Parent					12,262	12,262
Balance at March 31, 2025					$(56,295)	$(56,295)

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(16,633)	$(7,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	53
Stock-based compensation expense	12,213	1,210
Non-cash operating lease costs	841	56
Changes in operating assets and liabilities:
Collaboration receivable	(15,000)	—
Prepaid and other assets	(1,043)	(928)
Other current assets	1,208	(2,223)
Accounts payable	(3,591)	37
Accrued liabilities	(1,995)	542
Accrued compensation	(1,056)	705
Lease liabilities	(1,029)	(959)
Deferred revenues	(4,635)	(1,573)
Other long-term liabilities	(574)	(574)
Net cash used in operating activities	(31,143)	(11,103)
Cash flows from investing activities
Purchases of property and equipment	(2,098)	—
Net cash used in investing activities	(2,098)	—
Cash flows from financing activities
Net transfers from Former Parent	301,505	11,103
Net cash provided by financing activities	301,505	11,103
Net increase in cash and cash equivalents	268,264	—
Cash, cash equivalents and restricted cash, at beginning of period	—	—
Cash, cash equivalents and restricted cash, at end of period	$268,264	$—
Reconciliation of cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$267,849	$—
Restricted cash included in long-term assets	415	—
Total cash, cash equivalents and restricted cash	$268,264	$—
Supplemental schedule of noncash investing and financing activities:
Net assets distributed from Former Parent	$—	$742
Reclassification of deficit from Former Parent	$221,940	$—

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Organization

Description of Business

Atrium Therapeutics, Inc. (“the Company,” “Atrium” or “we”) is a pre-clinical stage biopharmaceutical company focused on developing the delivery of ribonucleic acid (“RNA”) therapeutics to the heart muscle for people living with cardiomyopathies. Atrium’s proprietary technology leverages the RNA delivery platform initially developed at Avidity Biosciences, Inc. (“Former Parent” or “Avidity”), which combines the tissue selectivity of monoclonal antibodies (“mAbs”) and other targeted delivery ligands with the precision of oligonucleotides. The Company was incorporated in Delaware in September 2025. The Company’s headquarters and operations are located in San Diego, California and it operates in one segment.

Agreement and Plan of Merger & Separation and Distribution Agreement

In October 2025, Avidity entered into an Agreement and Plan of Merger with Novartis AG (“Novartis”) and Ajax Acquisition Sub, Inc., a wholly owned subsidiary of Novartis (“Merger Sub”), pursuant to which Merger Sub merged with and into Avidity (the “Merger”), with Avidity surviving as an indirect wholly owned subsidiary of Novartis.

In connection with the Merger, Avidity entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Atrium, a newly formed Delaware corporation and wholly owned subsidiary of Avidity, and Novartis. Pursuant to the Separation Agreement, Avidity undertook a pre-closing reorganization (the “Separation”) to transfer to the Company all assets and liabilities related to its early-stage precision cardiology programs and certain collaboration, license and research agreements. Avidity retained all other assets and liabilities.

Following the Separation, on February 26, 2026, Avidity distributed all the outstanding shares of the Company’s common stock, par value $0.001 per share (“common stock”) to Avidity’s stockholders on a pro rata basis (the “Spin-Off”). Each holder of the Former Parent’s common stock, par value $0.0001 per share (“Former Parent Common Stock”) received 1 share of common stock for every 10 shares of the Former Parent's Common Stock held of record as of the close of business, Eastern Time, on February 12, 2026. In the Spin-Off, 15,514,966 shares of common stock were distributed to holders of the Former Parent's Common Stock.

Additionally, in the Spin-Off, holders of options to purchase shares of the Former Parent's Common Stock (the “Former Parent Stock Options”) and holders of restricted stock units denominated in shares of the Former Parent's Common Stock, whether subject to time-based or performance-based vesting, that were granted under any equity plans, agreements or arrangements of the Former Parent (“Former Parent RSUs” and together with the Former Parent Stock Options, the “Former Parent Equity Awards”) received a non-transferable Make Whole Award that will be settled in shares of common stock at a ratio of 1 share of common stock for every 10 shares of the Former Parent Common Stock underlying each such Former Parent Equity Award, as required by the terms of the Separation Agreement and as permitted by the Securities and Exchange Commission’s (the “SEC”) Staff Legal Bulletin No. 4. The Company granted Make Whole Awards to certain holders of Former Parent Equity Awards for an aggregate of 1,590,677 shares of its common stock, which awards were outstanding as of March 31, 2026. These awards are required to be settled as soon as administratively practicable after the effective time of the Spin-Off, but in no event after March 15, 2027. See Note 6.

From and after the completion of the Spin-Off, the Company continues to operate as an independent, publicly traded company. The Company was capitalized with $270.0 million in cash, less the sum of the amount of marketable securities and cash, cash equivalents and restricted cash contained in any accounts owned by the Company as of the close of business on the day prior to the date of the Spin-Off. The Company is led by a dedicated management team and board of directors. Avidity has no continuing ownership interest in the Company following the Spin-Off.

In connection with the Spin-Off, the Company entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, see Note 7.

Liquidity

The Company has devoted substantially all its efforts to therapeutic drug discovery and development. The Company has historically been dependent upon Avidity for all its working capital and financing requirements as Avidity used a centralized approach to cash management and financing of its operations. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2026, the Company had retained earnings of $12.1 million and cash and cash equivalents of $267.8 million.

The Company believes that existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. The Company’s operations are subject to risks and uncertainties common to early-stage biotechnology companies, including, but not limited to, the ability to progress product candidates through pre-clinical development, the development of new technological innovations by competitors, reliance on key personnel, protection of proprietary technology, compliance with regulatory requirements, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require substantial capital, personnel, and infrastructure. Even if development efforts are successful, there is no assurance that the Company will generate significant revenue from product sales.

The Company plans to finance its future cash needs primarily to support its longer‑term development activities through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. The timing and terms of any such transactions, if pursued, will depend on market conditions and other factors.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.

In February 2026, the Company became a standalone publicly traded company, and its financial statements are now presented on a standalone basis. Prior to the Separation in February 2026, the Company’s historical financial statements were derived from the Former Parent’s financial statements and accounting records and were presented on a combined basis. The financial statements for all periods presented, including the historical results of the Company prior to February 27, 2026, are now referred to as “Condensed Financial Statements.”

For periods prior to the Separation, the accompanying condensed financial statements present, on a historical basis, the assets, liabilities, expenses and cash flows directly attributable to Atrium, which have been prepared from the Former Parent’s consolidated financial statements and accounting records, and are presented on a stand-alone basis as if the operations had been conducted independently from the Former Parent.

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Company’s audited annual combined financial statements and the notes thereto for the year ended December 31, 2025, which are included in Exhibit 99.1 to the Company's Registration Statement on Form 10-12B/A, as amended (File No. 001-43008), which was filed with the SEC and became effective on February 26, 2026 (the “Form 10”).

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less at the date of purchase.

The Company issued letters of credit primarily under certain lease agreements that have been collateralized by cash deposits for an equal amount and are recorded within restricted cash on the condensed balance sheets based on the term of the underlying lease.

The Company invests excess cash in money market funds, which are carried at fair value and comprised all marketable securities as of March 31, 2026. Money market funds are highly liquid and actively traded marketable securities that meet the definition of and are accounted for as cash equivalents. The Company did not sell any marketable securities during the period.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash and the collaboration receivable. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also holds money market funds that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made.

The Company has contractual payment terms with each of its collaborators, and the Company monitors their financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. To date, there have been no write-offs or allowances of collaboration receivables.

Fair Value of Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs and is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are significant to the fair value measurement and are unobservable (i.e. supported by little market activity), which requires the reporting entity to develop its own valuation techniques and assumptions.

The carrying values of collaboration receivable, prepaid assets, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis.

Stock-based compensation expense for stock option grants is determined using the Black-Scholes option pricing model and is recorded at the estimated fair value of the award as of the grant date and recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award. Stock-based compensation expense for restricted stock units is recorded at the market price of a share of Company's stock on the date of grant and is recognized as expense on a straight-line basis over the service period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. These judgments directly affect the amount of compensation expense that will be recognized. Forfeitures are accounted for as incurred.

The Black-Scholes option-pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. As there is limited trading history for the Company’s common stock, the Company has determined expected volatility based on the average historical stock price volatility of comparable publicly-traded companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The comparable companies are chosen based on their similar size, stage in the life cycle or area of therapeutic focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield assumption is zero as the Company has never paid and has no plans to pay dividends on its common stock in the foreseeable future. The fair value of the underlying common stock used within the Black-Scholes option-pricing model is based on the closing price of common stock on the date of grant.

Stock-Based Compensation for Periods Prior to the Spin-Off

Prior to the Spin-Off, certain of the Company’s employees have historically participated in the Former Parent’s non-cash stock-based compensation plans. Non-cash stock-based compensation expense for periods prior to the Spin-Off has been allocated to the Company based on a proportionate cost allocation method primarily based on a percentage of the operating expense.

Net Loss Per Share

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average shares outstanding during the period. For purposes of the diluted net loss per share calculation, common stock options are potential shares of common stock that are evaluated under the treasury stock method and have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Net loss per share for periods prior to the Spin-Off was calculated based on the approximately 15.5 million shares of common stock distributed to the Former Parent's stockholders at the time of the Spin-Off, in addition to approximately 1.6 million of Make Whole Awards granted at the time of the Spin-Off that will be settled in common stock based only on the passage of time. The common stock and Make Whole Awards are assumed to be outstanding throughout all periods presented up to and including February 27, 2026. The same number of shares is being utilized for the calculation of basic and diluted loss per share for all periods presented prior to the Spin-Off.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 220-40”), to improve the disclosures of expenses by requiring public business entities to provide further disaggregation of relevant expense captions (i.e., employee compensation, depreciation, intangible asset amortization) in a separate note to the financial statements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses. The transition method is prospective with the retrospective method permitted, and ASU 220-40 will be effective for the Company for its annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. The Company is currently evaluating the impact on its disclosures.

Intangibles -Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which eliminates the project stage model and introduces a probable-to-complete recognition threshold for the capitalization of software development costs. The amendment in the update requires an assessment of uncertainty associated with software development activities, additional disclosures for capitalized internal-use software costs and consideration of website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. ASU 2025-06 can be applied prospectively, through a modified transition approach, or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
As of March 31, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$264,849	$264,849	$—	$—
Total	$264,849	$264,849	$—	$—

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

As of December 31, 2025, the Company held no financial instruments measured at fair value.

4.
Collaboration, License and Research Agreements

Research Collaboration and License Agreement and Securities Purchase Agreement with Bristol Myers Squibb Company

In November 2023, Avidity entered into a Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“BMS”) to expand on its research with MyoKardia Inc. (“MyoKardia”). The Company assumed the BMS Collaboration Agreement as part of the Separation. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $19.6 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company recognized revenue of $4.6 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, for R&D services performed based on an effort to satisfy the performance obligation. As of March 31, 2026, the Company recorded a collaboration receivable of $15.0 million as the result of the successful delivery of a development candidate for the first licensed compound targeting a cardiology indication under the BMS Collaboration Agreement. The Company recognized the $15.0 million as collaboration revenue for the three months ended March 31, 2026.

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations under the Company’s collaboration agreements consisted solely of fixed consideration related to ongoing research and development services under the BMS Collaboration Agreement. The Company expects to recognize this remaining fixed consideration as revenue over the remaining research term as services are performed.

The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2026. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon BMS efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research Collaboration and License Agreement with Eli Lilly and Company

In April 2019, Avidity entered into a Research Collaboration and License Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) for the discovery, development and commercialization of Antibody Oligonucleotide ConjugatesTM (“AOC”) products directed against certain targets in immunology and other select indications on a worldwide basis. The Company recognized no revenue for the three months ended March 31, 2026 and 2025, respectively. In August 2025, Lilly paid Avidity $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target. The Company assumed the Lilly Agreement as part of the Separation.

There was no collaboration receivable related to the Lilly Agreement as of March 31, 2026 and December 31, 2025. There was no deferred revenue related to the Lilly Agreement at March 31, 2026.

The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2026. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon Lilly efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Collaboration, License and Research Agreement Activity

The amounts received that have not yet been recognized as revenue are deferred on the Company's condensed balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

Balance at January 1, 2025	$58,948
Revenue recognized that was included in the balance at the beginning of the period	(1,573)
Balance at March 31, 2025	$57,375

Balance at January 1, 2026	$50,330
Revenue recognized that was included in the balance at the beginning of the period	(4,635)
Balance at March 31, 2026	$45,695

Disaggregation of Collaboration Revenue

The Company disaggregates collaboration revenue by significant collaboration partner, which reflects differences in the nature of the promised goods and services and the timing of revenue recognition. Collaboration revenue for the three months ended March 31, 2026 and 2025 was solely related to the BMS Collaboration Agreement.

Avidity License Agreement

Avidity retained all intellectual property and data that were not exclusively related to cardiology, except for certain platform‑related intellectual property that will initially be owned by the Company, subject to Avidity’s right to obtain an assignment of such intellectual property and to grant back a license to the Company. As a result, a substantial portion of the intellectual property and data material to the Company’s cardiology programs is owned by Avidity and remains subject to certain existing third‑party obligations. Accordingly, in connection with the Spin‑Off, the Company entered into a license agreement with Avidity (the “Avidity License Agreement”) pursuant to which the Company obtained rights to access and use such intellectual property and data for the continued development and commercialization of its cardiology programs.

5.
Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research	$876	$714
Accrued manufacturing and technical development	4,335	4,641
Other accrued liabilities	1,772	3,590
Total accrued liabilities	$6,983	$8,945

6.
Shareholders' Equity

Issuance of Shares of Common Stock in connection with the Separation from the Former Parent and Make Whole Awards

The Former Parent distributed 15,514,966 shares of the Company's common stock to the Former Parent's stockholders on February 26, 2026. Pursuant to the Separation, holders of Former Parent Equity Award as of the Record Date received a non-transferable Make Whole Award pursuant to the 2026 Plan with respect to an aggregate of 1,590,677 shares of Company common stock. The Make Whole Awards were granted at a ratio of 1 share of Company common stock per 10 shares of Former Parent Common Stock underlying Former Parent Equity Award. Under the 2026 Plan, the Company granted the Make Whole Awards to all holders of outstanding Former Parent RSUs and Former Parent Stock Options who were service providers at the time of such grants. Common stock distributed by the Former Parent in the Spin-Off and the shares of common stock issuable upon vesting of the Make Whole Awards to holders of Former Parent Equity Award constituted all of the issued and outstanding common stock immediately after the Separation.

2026 Incentive Award Plan

The Company’s 2026 Incentive Award Plan (the “2026 Plan”) was approved by its board of directors on February 26, 2026, and became effective on February 26, 2026. The 2026 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2026 Plan was 2,909,446, which shall be cumulatively increased each January 1 beginning January 1, 2027 and ending on and including January 1, 2036, by the lesser of 5% of the number of shares of the Company’s common stock outstanding (including any shares issuable pursuant to pre-funded warrants) on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors. As of March 31, 2026, there were 1,218,769 shares remaining available for issuance under the 2026 Plan.

2026 Employee Stock Purchase Plan

The Company's 2026 Employee Stock Purchase Plan (the “2026 ESPP”) was approved by its board of directors on February 26, 2026, and became effective on February 26, 2026. A total of 171,144 shares of common stock were initially reserved for issuance under the 2026 ESPP, which shall be cumulatively increased each January 1 beginning January 1, 2027 and ending on and including January 1, 2036, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding (including any shares issuable pursuant to pre-funded warrants) on the immediately preceding December 31 or (ii) such lesser number of shares determined by the Company’s board of directors. The 2026 ESPP allows eligible employees to purchase shares during certain offering periods. No shares have been purchased under the 2026 ESPP as of March 31, 2026.

Stock-Based Compensation

The Company has stock-based compensation plans under which it granted stock options and restricted stock units. Prior to February 27, 2026, stock-based compensation had been allocated to the Company by using a proportional cost allocation method primarily based on a percentage of the operating expenses attributable to the Company. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.

Stock‑based compensation expense during the Spin-Off period primarily relates to accelerated vesting of equity awards in connection with the Spin-Off, including Make Whole Awards. For the period subsequent to the Company becoming a standalone company in February 2026, stock‑based compensation expense exclusively related to stock option grants to members of the Company's board of directors. The Company did not grant any equity awards to employees or non-employees during this period.

Stock-based compensation expense attributed to the Company as well as incurred by the Company by classification included within the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development expense	$5,857	$622
General and administrative expense	6,356	588
Total stock-based compensation expense	$12,213	$1,210

7.
Related Party Transactions and Transactions with the Former Parent

Relationship with the Former Parent

Upon the effectiveness of the Spin-Off, the Former Parent ceased to be a related party to the Company and accordingly, no related party transactions or balances are reported subsequent to February 2026.

In February 2026, the Company entered into agreements with the Former Parent in connection with the Spin-Off, including the following:

•
Separation and Distribution Agreement - sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumptions of liabilities, and establishes certain rights and obligations between the Company and Avidity following the Spin-Off, including procedures with respect to claims subject to indemnification and related matters.
•
Transition Services Agreement - stipulates that the Company will provide certain transition services to Avidity, and Avidity will provide certain transition services to the Company.

Relationship with the Former Parent prior to the Spin-Off

Pursuant to the Separation Agreement, immediately prior to the Spin-Off the Former Parent made a cash contribution to the Company which resulted in a cash balance of approximately $270.0 million.

Prior to the Separation, the Company did not historically operate as a standalone business and the condensed financial statements were derived from the consolidated financial statements and accounting records of the Former Parent. The following disclosure summarizes activity between the Company and the Former Parent prior to the Separation, including the affiliates of the Former Parent that were not part of the Spin-Off.

Net Deficit of the Former Parent

The Company has not historically operated as a standalone business and the condensed financial statements are derived from the consolidated financial statements and accounting records of Avidity. The following disclosure summarizes activity between the Company and Avidity, including the affiliates of Avidity that are not part of the Spin-Off.

Net transfers from Avidity represent the net effect of transactions between Avidity and the Company prior to the Separation. The components of net transfers from Avidity are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net transfers from (to) Former Parent as reflected in the condensed statement of cash flows	$301,505	$11,103
Stock-based compensation	12,177	1,210
Lease expense for Avidity	63	(767)
Depreciation for Avidity	(331)	(26)
Net assets distributed from Avidity	—	742
Net transfers from (to) Former Parent as reflected in the condensed statement of changes in deficit	$313,414	$12,262

Cost Allocations

The condensed financial statements reflect allocations of certain expenses from the condensed consolidated financial statements of Avidity prior to the Spin-Off, including research and development expenses and general and administrative expenses. These allocations include, but are not limited to, executive management, employee compensation and benefits, facilities and operations, information technology, business development, financial services (such as accounting, audit, and tax), legal, insurance, and stock-based compensation.

These allocations to the Company are reflected in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost allocations
Research and development expenses	$11,688	$2,603
General and administrative expenses	10,799	2,088
Total cost allocations	$22,487	$4,691

Management believes these cost allocations are a reasonable reflection of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company employees, and strategic decisions made in areas such as research and development, information technology and infrastructure.

Stock-Based Compensation

Prior to the Spin-Off, the Company participated in Avidity’s share-based compensation plans, the costs of which have been allocated to the Company and recorded in research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Refer to Note 6 for additional information.

8.
Segment Information

The Company’s operations constitute a single operating and reportable segment. The following table presents financial information, including significant segment expenses, which are regularly provided to the Chief Operating Decision Maker (“CODM”). The Company's CODM is the Chief Executive Officer, who utilizes net loss in assessing performance and allocating resources by comparing net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the condensed balance sheets as total assets. Research and development expenses and general and administrative expenses are adjusted to exclude depreciation and stock-based compensation for segment presentation. Other segment items include depreciation, stock-based compensation, other income, net (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Adjusted research and development (1)	$10,683	$6,270
Adjusted general and administrative (1)	13,867	1,492
Cash received for milestones (2)	—	—
Adjusted net loss (1) (2)	(24,550)	(7,762)
Total other segment items (3)	7,917	313
Net loss and comprehensive loss	$(16,633)	$(7,449)

(1) Excludes depreciation and stock-based compensation expense.

(2) Excludes deferred revenue recognition and revenue accruals.

(3) Includes depreciation, stock-based compensation expense, interest income, and collaboration revenue recognized.

9.
Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and dilutive potential common stock outstanding during the period if the effect is dilutive. The Company's potential common stock includes outstanding stock options to purchase common stock.

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(16,633)	$(7,449)
Denominator:
Basic and diluted weighted-average common shares	17,105,643	17,105,643
Basic and diluted net loss per share	$(0.97)	$(0.44)

The following table presents the potential shares of common stock outstanding that were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

Three Months Ended March 31, 2026
Options	100,000
Total	100,000

10.
Subsequent Events

Inducement Plan

In April 2026, the Company’s Board of Directors approved the 2026 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Company reserved 310,000 shares of the Company's common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual's entry into employment.

The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was approved without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis (this “MD&A”) of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This MD&A contains forward‑looking statements reflecting our expectations, plans, and assumptions regarding future operating performance, which are subject to risks and uncertainties that may be outside our control. Actual results may differ materially from those expressed or implied by such forward‑looking statements due to factors described in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward‑Looking Statements.” The Company was incorporated in connection with its separation from Avidity Biosciences, Inc. (“Former Parent” or “Avidity”) and became an independent public company upon completion of the Spin-Off (as defined below). As a result, the results of operations and cash flows presented for the periods discussed below reflect our operations as a standalone entity and may not be indicative of future results. This MD&A is intended to provide an understanding of our financial condition, changes in financial condition, and results of operations during the quarter ended March 31, 2026, and should be read in conjunction with the information contained in Exhibit 99.1 to our Registration Statement on Form 10-12B/A, as amended (File No. 001-43008), which was filed with the Securities and Exchange Commission (the “SEC”) and became effective on February 26, 2026 (the “Form 10”).

Overview

We are a biopharmaceutical company pioneering the delivery of RNA therapeutics to the heart to transform the standard of care for people living with cardiomyopathies. Our proprietary technology leverages a targeted RNA delivery platform that combines the tissue selectivity of mAbs and other targeted delivery ligands with the precision of oligonucleotides. This unique combination allows selective targeting of the underlying genetic drivers of disease that were previously undruggable.

We have initially selected genetically validated cardiology targets for our development pipeline. Our precision cardiology pipeline currently consists of two primary, wholly owned precision cardiology development candidates for the treatment of PRKAG2 syndrome and PLN cardiomyopathy. The chart below represents a summary of our wholly owned development programs. We also have two additional pipeline candidates in research and development targeting undisclosed rare cardiology targets which we may develop in the future.

ATR 1072

Our lead product candidate, ATR 1072, is a siRNA-based therapy targeting PRKAG2 for the treatment of PRKAG2 syndrome. Preclinical studies to date have demonstrated ATR 1072’s potency and selectivity for PRKAG2 silencing. A mouse surrogate AOC (“mATR 1072”) containing the siRNA component of ATR 1072 conjugated to a mouse targeting anti-TFR1 antibody demonstrated robust in vivo activity. Marked reductions of PRKAG2 mRNA in the heart of wildtype mice were observed with mATR 1072. We also observed substantial reductions in PRKAG2 protein in the heart. We have also observed functional activity of mATR 1072 in a mouse model of PRKAG2 syndrome. In this model, mice exhibit reduced diastolic function and conduction abnormalities relative to wildtype mice. Treatment with ATR 1072 improved diastolic function and restored electrical conduction parameters, which we believe establishes a link between PRKAG2 molecular target engagement and functional cardiac benefit. In addition, preliminary tolerability data in cynomolgus monkeys, a non-human primates (“NHP”) species, has been evaluated. ATR 1072 was pharmacologically active in NHP achieving robust and durable PRKAG2 mRNA knockdown and reduced protein expression in the heart. In these subacute studies in NHP, ATR 1072 was well tolerated, with no adverse findings in electrocardiogram (“ECG”) parameters or heart morphology with a preclinical tolerability profile comparable to others in the RNA delivery platform. Preclinical toxicology studies and Chemistry, Manufacturing, and Controls (“CMC”) manufacturing are ongoing for ATR 1072. We expect to file an Investigational New Drug (“IND”) in the second half of 2026 and we plan to initiate a Phase 1 clinical trial following IND acceptance by the FDA.

ATR 1086

Our second lead product candidate, ATR 1086, is a siRNA-based therapy targeting phospholamban (“PLN”) for the treatment of PLN cardiomyopathy. Preclinical studies to date have demonstrated ATR 1086’s potency and selectivity for PLN silencing. In a mouse surrogate AOC (“mATR 1086”) containing the siRNA component of ATR 1086 conjugated to a mouse targeted anti-TFR1 antibody, mATR 1086 demonstrated robust PLN mRNA reduction in the heart. Preclinical studies have also demonstrated the functional activity of mATR 1086 in a humanized mouse model of PLN cardiomyopathy (hPLNR14/R14). This model is homozygous for the human PLN 14del mutation resulting in rapidly progressive heart disease where animals die within 8 weeks of life. mATR 1086 treatment in this model resulted in 100% survival through the duration of the study for at least 20 weeks. In addition, mATR 1086 treated mice had substantial improvement in cardiac function marked by increased ejection fraction compared to untreated mice. These data demonstrate that reduction of mutant PLN led to improved heart function. Preliminary tolerability data in a higher species, the NHP, has been evaluated. ATR 1086 was pharmacologically active in NHP achieving robust and durable PLN mRNA knockdown in the heart. Sustained PLN mRNA reduction (~80%) was well tolerated for over three months in non-GLP studies in cynomolgus monkeys (n=3), an NHP species, with no adverse findings in ECG parameters or heart morphology with a preclinical tolerability profile comparable to others in the RNA delivery platform. CMC manufacturing for ATR 1086 has been initiated to support IND-enabling preclinical studies in 2026. We expect to file an IND for ATR 1086 in 2027.

Other Programs

While we initially focused on targeting rare cardiac conditions with high unmet need, we believe our de-risked technology coupled with the robust preclinical data across two different therapeutic areas supports our strategy to expand the pipeline to treat a broader range of genetic and cardiac diseases.

Separation from Avidity

In October, 2025, Avidity entered into an Agreement and Plan of Merger with Novartis AG (“Novartis”) and Ajax Acquisition Sub, Inc., a wholly owned subsidiary of Novartis (“Merger Sub”), pursuant to which Merger Sub merged with and into Avidity, with Avidity surviving as an indirect wholly owned subsidiary of Novartis (the “Merger”).

In connection with the Merger, we entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Avidity and Novartis. Pursuant to the Separation Agreement, Avidity undertook a pre-closing reorganization (the “Separation”) to transfer to us all assets and liabilities related to its early-stage precision cardiology programs and certain collaboration, license and research agreements. Avidity retained all other assets and liabilities.

Following the Separation, on February 26, 2026, Avidity distributed all the outstanding shares of the Company’s common stock, par value $0.001 per share (“common stock”) to Avidity’s stockholders on a pro rata basis (the “Spin-Off”). Each holder of the Former Parent’s common stock, par value $0.0001 per share (“Former Parent Common Stock”) received 1 share of common stock for every 10 shares of the Former Parent Common Stock held of record as of the close of business, Eastern Time, on February 12, 2026. In the Spin-Off, 15,514,966 shares of common stock were distributed to holders of the Former Parent Common Stock.

Additionally, in the Spin-Off, holders of options to purchase shares of the Former Parent Common Stock (the “Former Parent Stock Options”) and holders of restricted stock units denominated in shares of the Former Parent Common Stock, whether subject to time-based or performance-based vesting, that were granted under any equity plans, agreements or arrangements of the Former Parent (“Former Parent RSUs” and together with the Former Parent Stock Options, the “Former Parent Equity Awards”) received a non-transferable Make Whole Award that will be settled in shares of common stock at a ratio of one (1) share of common stock for every ten (10) shares of the Former Parent Common Stock underlying each such Former Parent Equity Award, as required by the terms of the Separation Agreement and as permitted by the SEC’s Staff Legal Bulletin No. 4. The Company granted Make Whole Awards to certain holders of Former Parent Equity Awards for an aggregate of 1,590,677 shares of its common stock, which awards were outstanding as of March 31, 2026. These awards are required to be settled as soon as administratively practicable after the effective time of the Spin-Off, but in no event after March 15, 2027. See Note 6.

From and after the completion of the Spin-Off, the Company continues to operate as an independent, publicly traded company. The Company was capitalized with $270.0 million in cash, less the sum of the amount of marketable securities and cash, cash equivalents and restricted cash contained in any accounts owned by the Company as of the close of business on the day prior to the date of the Spin-Off. The Company is led by a dedicated management team and board of directors. Avidity has no continuing ownership interest in the Company following the Spin-Off.

In connection with the Spin-Off, the Company entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, refer to Note 7.

Prior to the Separation, the historical combined financial statements have been prepared on a stand-alone basis and are derived from the Former Parent’s consolidated financial statements and accounting records and are presented in conformity with U.S. GAAP.

Our financial position, results of operations and cash flows historically operated as part of the Former Parent’s financial position, results of operations and cash flows prior to and until the Separation. These historical combined financial statements may not be indicative of our future performance and do not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented.

Where we describe historical business activities in this Quarterly Report, we do so as if these transfers had already occurred and the Former Parent's activities related to such assets and liabilities had been performed by Atrium.

Transition from Avidity and Costs to Operate as an Independent Company

Prior to the Separation, our condensed financial statements reflect our operating results and financial position as it was operated by the Former Parent, rather than as an independent company. We utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical combined financial statements and condensed financial statements. The condensed financial statements herein for periods prior to the Spin-Off may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us, and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the historical periods presented.

We have incurred and we will continue to incur ongoing operating expenses to operate as an independent company. These costs include the cost of various corporate headquarters functions, information technology-related costs, and costs to operate stand-alone accounting, legal, and other administrative functions. It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical combined financial statements for the functions described above. Actual costs that would have been incurred if we operated as a stand-alone public company during these periods would have depended on various factors, including organizational design, outsourcing and other strategic decisions related to corporate functions, information technology and back office infrastructure. On the effective time of the Spin-Off, we entered into the Transition Services Agreement with the Former Parent, pursuant to which we provide certain nominal transition services to the Former Parent, and the Former Parent provides certain transition services to us. During this transition period, we may incur one-time expenses to expand our infrastructure.

Components of Results of Operations

Revenue

Collaboration revenue

We expect to generate revenue from research and development and clinical trial activities. This revenue comes from license and research collaboration agreements, including reimbursements for services, upfront payments, and milestone payments under current and future agreements. As of March 31, 2026, the Company recognized $15.0 million in collaboration receivables as the result of the successful delivery of a development candidate for the first licensed compound targeting a cardiology indication under the BMS Collaboration Agreement.

We do not expect to generate revenue from product sales until our candidates successfully advance through clinical development and receive regulatory approval, if ever. Consequently, our revenue may fluctuate quarterly, influenced by the timing and amounts of payments related to our services and milestones. Any setbacks in preclinical or clinical development, or failure to secure regulatory approval, could adversely affect our ability to generate future revenues and our overall financial position.

Operating Expenses

Research and development

Research and development expenses represent costs incurred in connection with our discovery research and ongoing efforts to progress preclinical programs into clinical development as well as to execute clinical trials. These expenses include both external and internal costs, as follows:

•
External costs, including fees paid to clinical research organizations ("CROs"), contract development and manufacturing organizations (“CDMOs”), consultants, scientific advisors, and other third parties involved in preclinical and clinical development, and regulatory activities; and
•
Internal costs, including employee-related expenses (including salaries, benefits, and stock-based compensation) for personnel engaged in research and development; costs of laboratory supplies and preclinical materials; and allocated facility, information technology, and depreciation expenses of leasehold improvements and equipment.

Research and development expenses are recognized as incurred. Nonrefundable advance payments for goods and services to be used in future research and development activities are capitalized as prepaid assets until the goods or services are received. We classify such prepaid assets as current or non-current assets based on our estimates of the timing of when the goods or services will be realized or consumed.

We manage our research and development spend in the aggregate and evaluate programs based on factors such as development progress, probability of technical and regulatory success, commercial potential, and availability of capital or partnership resources. Because our personnel and infrastructure support multiple programs, we do not allocate internal costs on a program-specific basis.

We expect our research and development expenses to increase as we continue to conduct ongoing research and development activities, advance preclinical research programs toward clinical development, and conduct clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming and can vary significantly for each product candidate and development program.

Our research and development costs may vary significantly depending on factors such as:

•
the number and scope of ongoing preclinical studies and clinical trials;
•
patient enrollment and trial site costs;
•
regulatory requirements and safety monitoring;
•
manufacturing scale-up and process validation activities; and
•
the stage of development and success of our product candidates.

General and administrative

General and administrative expenses primarily consist of employee-related expenses (including salaries, benefits, and stock-based compensation) for our executive, finance, legal, human resources, and other administrative functions. Other general and administrative expenses include professional fees for legal, accounting, audit, tax, and consulting services; costs associated with insurance, investor relations, and public company compliance; and allocated facility and information technology related costs, including depreciation, not otherwise included in research and development expenses.

We expect general and administrative expenses to increase over time as we operate as a public company and continue to build the infrastructure necessary to support our increased research and development activities, commercial readiness initiatives, compliance costs, and other corporate activities.

Other income (expense)

Other income (expense) primarily includes interest income and fluctuations in other non-operating items.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Collaboration revenue	$19,635	$1,573	$18,062
Research and development expenses	16,657	6,937	9,720
General and administrative expenses	20,258	2,088	18,170
Total operating expenses	36,915	9,025	27,890
Other income, net	647	3	644
Net loss and comprehensive loss	$(16,633)	$(7,449)	$(9,184)

Collaboration Revenue

Collaboration revenue increased by $18.1 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the recognition of a $15.0 million milestone under the BMS Collaboration Agreement.

Research and Development Expenses

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
External costs:
ATR 1072	$3,675	$1,919	$1,756
ATR 1086	196	64	132
Other programs	296	359	(63)
Unallocated	2,785	710	2,075
Total external costs	6,952	3,052	3,900
Internal costs
Employee-related expenses	8,444	2,122	6,322
Facilities, lab supplies and other	1,261	1,763	(502)
Total internal costs	9,705	3,885	5,820
Total research and development expenses	$16,657	$6,937	$9,720

Research and development expenses increased by $9.7 million for the three months ended March 31, 2026, as compared to the same period in 2025. External costs increased $3.9 million primarily due to a $3.2 million increase in contract manufacturing costs and $0.7 million increase in other development costs. Internal costs increased $5.8 million primarily due to higher personnel costs including salaries, wages and accelerated vesting of stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $18.2 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to $6.4 million in higher personnel costs including salaries, wages and accelerated vesting of stock-based compensation, and $8.7 million in external spend to support our expanded operations.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flow from operations since inception and we anticipate that we will continue to incur net losses for the foreseeable future. Historically, we have depended on Avidity to fund our operations as Avidity used a centralized approach to cash management and financing prior to the Spin-Off. As a result, we did not maintain our own bank accounts and had no cash and cash equivalents prior to the establishment of our independent cash management structure. As of March 31, 2026, we held cash and cash equivalents of $267.8 million.

We no longer participate in Avidity’s centralized treasury system and independently manage our liquidity. Avidity has contributed to us an amount in cash equal to $270.0 million, minus the sum of the amount of marketable securities and cash, cash equivalents and restricted cash contained in any bank and brokerage accounts held by us as of the close of business on the day prior to the effective time of the Spin-Off. We anticipate the funding, as well as cash generated from its collaboration agreements, will be sufficient to meet our working capital requirements, capital expenditures and other general corporate purposes and through Phase 1 clinical proof-of-concept for our product candidate, ATR 1072, for the treatment of PRKAG2 syndrome. Whether these resources are adequate to meet our liquidity needs will depend on our growth and operating results.

We expect to invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We will attempt to minimize credit risk related to our cash, cash equivalents and restricted cash by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

Future Capital Requirements

As of March 31, 2026, following the establishment of our independent cash management structure in connection with the Spin-Off, we held cash and cash equivalents of $267.8 million. We expect that our cash and cash equivalents, as of the date of this Quarterly Report, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for at least 12 months from the date of the filing of this Quarterly Report.

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates and further our research and development initiatives, expand our corporate infrastructure, including the costs of being a public company, and incur costs associated with potential commercialization. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products pursuant to our existing collaboration agreements or enter into new collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with our funding, revenue generated from the Third Party Agreements, if any, and through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could significantly increase as a result of many factors, including:

•
The scope, progress, results and costs of researching and developing our current product candidates, as well as other product candidates we may develop;
•
The timing of, and the costs involved in, obtaining marketing approvals for our current product candidates for current and future indications, as well as other product candidates we may develop and pursue;
•
The number of future indications and product candidates that we pursue and their development requirements;
•
If approved, the cost of commercialization activities for our current product candidates or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
Subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of our current product candidates or revenues received from any future product candidates;
•
Our headcount growth and associated costs as we expand our organization to achieve our objectives;
•
The costs of preparing, filing and prosecuting patent applications, and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
The costs of operating as a public company.

A change in the outcome of any of these or other variables with respect to the development of any product candidate could significantly change the costs and timing associated with the development of that product candidate. Additionally, we may experience increased costs and be required to raise additional capital much sooner than anticipated. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Cash Flows

Historically, the cash flows from our operating and financing activities reflect the impact of funding provided by Avidity under a centralized cash management structure. As a result, we did not maintain separate bank accounts, and our historical cash flows include intercompany transfers recorded within operating and financing activities. In connection with the Spin-Off, we no longer participate in Avidity’s centralized treasury system and independently manage our financial obligations. The following table summarizes our cash flow activities (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(31,143)	$(11,103)
Net cash used in investing activities	(2,098)	—
Net cash provided by financing activities	301,505	11,103
Net increase in cash, cash equivalents and restricted cash	$268,264	$—

Cash Flows from Operating Activities

Net cash used in operating activities was $31.1 million for the three months ended March 31, 2026, compared to $11.1 million used in operating activities for the three months ended March 31, 2025. The change primarily reflects higher research and development spending as well as general and administrative expenses as described under “Results of Operations”. Our operating cash flows historically represent funding requirements for our activities, which were financed by Avidity through intercompany transfers.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2026. We had no cash flows from investing activities for the three months ended March 31, 2025. The change primarily reflects the acquisition of lab equipment to further the research and development of product candidates.

Cash Flows from Financing Activities

Net cash provided by financing activities was $301.5 million for the three months ended March 31, 2026, compared to $11.1 million provided by financing activities for the three months ended March 31, 2025. These amounts reflect net transfers from the Former Parent as part of the Separation.

Contractual Obligations and Commitments

In June 2020, and as amended in December 2020, the Former Parent entered a non-cancellable operating lease for approximately 47,737 square feet of office and laboratory space in San Diego, California. The Former Parent entered into an expansion lease in June 2023 with both leases terminating concurrently on November 30, 2026. In connection with the Separation, the lease and all related rights and obligations have been transferred and assigned to us, and, we now operate as the tenant under the lease.

Additionally, prior to the Separation, certain facility and service arrangements were comingled within contracts held by the Former Parent. Under the terms of the Separation, the Former Parent will retain those comingled contracts and continue to be the obligor. We did not assume any of the Former Parent’s obligations under those agreements.

We enter into contracts during the ordinary course of our business for purposes such as contract research services, contract manufacturing services, professional services, and a variety of other operational needs. Our agreements often include clauses requiring payment in the event of early termination, with the amount depending on both the timing and specific terms of each contract. As a result, we classify these contracts as cancellable.

Critical Accounting Estimates

Our critical accounting estimates are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in Exhibit 99.1 to the Form 10. There have been no significant changes to these critical accounting estimates during the three months ended March 31, 2026.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, including the expected timing and impact of adoption, see Note 2, “Summary of Significant Accounting Policies,” to our condensed financial statements included elsewhere in this Quarterly Report and Exhibit 99.1 to the Form 10. There have been no material changes to our assessment of recently issued accounting standards during the quarter ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

In making this determination, management considered that we became a standalone public company in February 2026 following the Spin-Off and that certain processes and controls continue to evolve as we complete our transition to a fully independent operating environment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of the date of this Quarterly Report, there were no such matters which we believe would have a material adverse impact on our business, operating results or financial condition.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this information statement, including our condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline substantially. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

•
We have a limited operating history and have not operated as a standalone public company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
We have incurred losses since inception. We expect to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•
All of our development programs are in the discovery or preclinical stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render the RNA delivery platform obsolete.
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our ongoing or planned preclinical studies and planned clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
We may find it difficult to enroll participants in some of our clinical trials. If we encounter difficulties enrolling participants in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of approved labeling or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
•
As an organization, we have never submitted an Investigational New Drug Application (“IND”), completed any pivotal clinical trials or submitted a Biologic License Application (“BLA”) for regulatory approval and may be unable to do so for any of our product candidates.
•
Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the approvals required to commercialize our product candidates.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.
•
We rely on third parties to conduct our preclinical studies and will rely on third parties to conduct our planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.
•
We rely on third parties for the manufacture of our product candidates for preclinical development and expect to rely on third parties for the manufacture of our product candidates for planned clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We rely on the Avidity License Agreement (as defined below) to enable our use of certain important intellectual property and data. If Avidity ceases to effectively maintain such intellectual property or data, then our business could be materially and adversely affected.
•
Under certain circumstances, Eli Lilly and Company (“Lilly”) or Bristol-Myers Squibb Company (“BMS”) may each unilaterally terminate its respective agreement with us for convenience, which could materially and adversely affect our cash flows.
•
The commercial success of our product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors and others in the medical community.
•
We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.

•
We may face direct competition from Novartis (through its control of Avidity) in the cardiac space, including with respect to products that are the subject of the Avidity License Agreement, including the RNA delivery platform technology, or other products that Avidity or Novartis may develop independently.
•
We may encounter difficulties in managing our growth and expanding our operations successfully.
•
Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.
•
Certain provisions of the Avidity License Agreement provide Avidity rights with respect to development candidates discovered thereunder, which could limit our ability to engage in certain strategic transactions that stockholders may consider favorable.
•
If we are unable to obtain and maintain patent protection for our therapeutic programs and other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic programs and other proprietary technologies we may develop may be adversely affected.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history and have not operated as a standalone public company, and our pre-Separation financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a preclinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were formed in September 2025 as a subsidiary of Avidity in anticipation of the Separation. All of our development programs are in preclinical development or in the drug discovery stage. Our operations to date have been limited to activities required to effect the Separation and Spin-Off. We are focused primarily on organizing our company, business planning, identifying product candidates, conducting research and preclinical studies and ensuring appropriate transition arrangements are in place prior to the Separation. Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As a company, we have not yet initiated or completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

The historical information in this Quarterly Report on Form 10-Q refers in part to our business as operated by and integrated with Avidity. Our historical financial information prior to the Separation included in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements and accounting records of Avidity. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

•
Prior to the Separation, our business was operated by Avidity as part of its broader corporate organization, rather than as an independent company. Avidity or one of its affiliates performed various corporate functions for our business such as legal, treasury, accounting, auditing, human resources, finance and other corporate functions. Our historical financial results reflect allocations of corporate expenses from Avidity for such functions, which are likely to be less than our actual operating expenses for these functions following the Separation.
•
Our business was integrated with the other businesses of Avidity. Historically, we shared economies of scale in costs, employees, and vendor and customer relationships. We will need to enter into new arrangements with certain vendors which may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition.
•
Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Avidity. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
•
The cost of capital for our business following the Separation may be higher than Avidity’s cost of capital prior to the Separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Avidity. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.

We have incurred losses since inception. We expect to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or, if we achieve profitability, we may not be able to sustain it.

We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $16.6 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had retained earnings of $12.1 million. Substantially all of our losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations All of our product candidates will require additional development time and resources, which would be substantial, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates beyond our current lead product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our preclinical studies for our development programs, prepare for and conduct our planned clinical trials and seek regulatory approval for our current product candidates and any future product candidates we may develop. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, compliance, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We do not have any committed external source of funds or other support for our development efforts. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts.

As of March 31, 2026, our cash and cash equivalents were $267.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the date of the filing of this Quarterly Report. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, including through public or private equity or debt financings or other capital resources, such as potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from day-to-day activities, which may adversely affect the ability to develop our product candidates.

Our future capital requirements will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other product candidates we may develop;
•
the timing of, and the costs involved in, obtaining marketing approvals for our current product candidates for our current and future indications, as well as other product candidates we may develop and pursue;
•
the number of future indications and product candidates that we pursue and their development requirements;
•
if approved, the cost of commercialization activities for our current product candidates or any other product candidate that receive regulatory approval to the extent such costs are not the responsibility of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of our current product candidates or revenues received from any future product candidates;
•
our headcount growth and associated costs as we expand our organization to achieve our objectives;
•
the costs of preparing, filing and prosecuting patent applications, and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the costs of operating as a public company.

A change in the outcome of any of these or other variables with respect to the development of any product candidate could significantly change the costs and timing associated with the development of that product candidate. Additionally, our operating plans may change or we may experience increased costs and be required to raise additional capital much sooner than anticipated.

Our ability to raise additional funds will depend on financial, economic and market conditions, the progress and timing of our research and development programs, the cost and outcome of clinical trials, the level of investment required to establish and operate as an independent public company and other factors, over which we may have no or limited control. Market volatility resulting from geopolitical and economic instability could also adversely impact our ability to access capital as and when needed.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to the RNA delivery platform or our product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams (including future revenue streams from the BMS Collaboration Agreement and the Lilly Agreement (each as defined below)), research programs, product candidates, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to other parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

All of our development programs are in the discovery or preclinical stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

All of our development programs are in the preclinical or drug discovery stage. We will need to progress our preclinical-stage candidates through IND-enabling studies and receive allowance from the Food and Drug Administration (“FDA”), or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur in the near term, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies with favorable results, including those compliant with Good Laboratory Practices (“GLPs”), toxicology, pharmacokinetic and pharmacodynamic studies in animals;
•
allowance to proceed with clinical trials under INDs by the FDA, or under similar regulatory submissions by comparable foreign regulatory authorities, for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
•
successful enrollment of study subjects in clinical trials and completion of clinical trials, in accordance with applicable regulatory and scientific standards including Good Clinical Practices (“GCPs”) with favorable results;
•
demonstrating safety, purity, potency and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
•
successful pre-approval inspections by relevant regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including BLAs from the FDA, and maintaining such approvals;
•
making arrangements with our third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates, and defending these items, as required;
•
maintaining an acceptable safety profile of our products following approval;
•
meeting post-approval requirements from regulatory authorities in any jurisdictions in which we commercialize a product; and
•
maintaining and growing an organization of people who can develop and commercialize our products and technology.

If we are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Interim, topline and preliminary data from our preclinical studies and future clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may disclose interim data from our preclinical studies and future clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data as of certain data cutoff dates, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of a particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically a subset of more extensive and detailed information from the study or trial, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects and financial condition.

Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render the RNA delivery platform obsolete.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on the proprietary RNA delivery platform, which leverages a novel and unproven approach as applied to cardiac targets. While the RNA delivery platform has produced favorable preclinical and early clinical study results in certain neuromuscular indications studied by Avidity, we have not yet succeeded and may not succeed in producing final data demonstrating safety, purity or potency for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our research methodology and approach to oligonucleotide-based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on the technology platform may not be effective, may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating the potential of our product candidates in our cardiac disease programs, as well as under the BMS Collaboration Agreement and the Lilly Agreement. Further, because all of our product candidates and development programs are based on the RNA delivery platform, adverse developments with respect to one of our programs, or with respect to Avidity’s product candidates developed using the RNA delivery platform, may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position with the AOC approach. If we fail to stay at the forefront of technological change in utilizing the RNA delivery platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render the AOC approach obsolete, limit the commercial value of our product candidates by advances in existing technological approaches or the development of new or different approaches (including, for example, using different mAbs or transporter protein combinations with oligonucleotides than us), potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. By contrast, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value of the RNA delivery platform and potential of our product candidates.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.

Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we may not be able to meet expected timeframes for IND submissions. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and early clinical trials. In particular, while we have conducted preclinical trials in potential product candidates, we do not know whether these product candidates will perform in ongoing or future studies as they have performed in these prior studies. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in any of our studies, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any of our preclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our ongoing or planned preclinical studies and our planned clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to obtain FDA approval to market a new drug we must demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty.

Before we can initiate clinical trials for a product candidate, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (the “EU”) has recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations (“CROs”) may impact our developments plans.

Moreover, even if clinical trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any delays in the commencement or completion of our ongoing and planned clinical trials for our current and any future product candidates could significantly affect our product development timelines and product development costs.

We do not know whether our planned clinical trials will begin on time or if our ongoing or future clinical trials will be completed on schedule, if at all. The commencement, associated data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;

•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
obtaining approval from one or more institutional review boards (“IRBs”) or ethics committees;
•
IRBs or ethics committees refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
•
changes to clinical trial protocol;
•
our clinical trials are put on clinical hold by a regulatory authority;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
manufacturing sufficient quantities of product candidate for use in clinical trials;
•
participants failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
patients choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
patients experiencing severe or unexpected drug-related adverse effects;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current Good Manufacturing Practices (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs or other regulatory requirements;
•
third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we plan to do in the future, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries.

If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions. Any delays that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may find it difficult to enroll participants in our clinical trials. If we encounter difficulties enrolling participants in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible participants for these trials as may be required by the FDA or similar regulatory authorities outside the United States. Participant enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of participants to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled participants will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of participants for each of our clinical trials. In addition, the FDA and other regulatory authorities may require that we have a certain proportion of participants in our trials from the United States or other jurisdictions in order to establish that the clinical trial results are applicable to the relevant patient populations. Potential participants for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We are initially developing product candidates targeting rare cardiac conditions with small patient populations from which to draw for clinical trials. Genetically defined diseases generally, including those for which our current product candidates are targeted, have low incidence and prevalence. We also may encounter difficulties in identifying and enrolling participants with a stage of disease appropriate for our planned clinical trials and monitoring such participants adequately during and after treatment. In addition, the process of identifying participants may prove costly.

The timing of our clinical trials depends, in part, on the speed at which we can recruit participants to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the group of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of participants, the timeline for recruiting participants, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of participants for any of our ongoing or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our current and future clinical trials and, while we have entered and will enter into agreements governing their services, we have limited influence over their actual performance.

We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of approved labeling or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Although other oligonucleotide therapeutics have received regulatory approval, our AOCs, which combine oligonucleotides with a mAb, are a novel approach to oligonucleotide therapies, which may present enhanced risk and uncertainty for our product candidates compared to more well-established classes of therapies, or oligonucleotide or mAb-based therapies on their own. Moreover, there have been only a limited number of clinical trials involving the use of oligonucleotide therapeutics or the proprietary technology used in the RNA delivery platform. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial prospects for the product candidate if approved. We may also be required to modify our study plans based on findings after we commence our clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

As we test our product candidates in larger, longer and more extensive clinical trials, or as the use of these product candidates becomes more widespread if they receive regulatory approval, it is possible that illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by participants. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

Participants treated with our product candidates may experience previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain or maintain approval of our product candidates. If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products or even withdraw approval for our products.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, suspend or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•
we may be required to recall a product or change the way such product is administered to patients;
•
regulatory authorities may require additional warnings in labeling, such as a “black box” warning or a contraindication;
•
we may be required to implement a risk evaluation and mitigation strategy (“REMS”), including with limitations on where and how product is distributed, or create a medication guide outlining the risks of such side effects for distribution to patients;
•
we may be required to conduct additional clinical trials or surveillance;
•
we could be sued and held liable for harm caused to patients;
•
sales of the product may decrease significantly, or the product could become less competitive; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

As an organization, we have never submitted an IND, completed any pivotal clinical trials or submitted a BLA for regulatory approval and may be unable to do so for any of our product candidates.

We are continuing to develop our product candidates, and we will need to successfully complete IND-enabling studies for our preclinical product candidates. Following such studies, we will need to successfully complete our planned early-stage clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have not submitted any INDs or comparable foreign filings, have not completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA or other regulatory authorities may not be comprehensive, we cannot be certain how many clinical trials of any of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from, or delay us in, submitting BLAs or comparable foreign submissions for and commercializing our product candidates.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the approvals required to commercialize our product candidates.

The preclinical and clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and other foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive approval from the FDA.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure, potent and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by or otherwise acceptable to the FDA or comparable foreign regulatory agencies for approval, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•
we or any of our current or future collaborators may be unable to demonstrate that a product candidate is safe and effective, and that product candidate’s clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes, quality policies or facilities of our third-party manufacturers with which we or any of our current or future collaborators contract for clinical and commercial supplies;
•
regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed biopharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs and biologics based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us or any of our potential future collaborators from commercializing our product candidates.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway for certain of our product candidates. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future pursue accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. A surrogate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the biologic’s predicted clinical benefit. The FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted. If such confirmatory studies fail to confirm the biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused our attention on a limited number of product candidates. As a result, we may forgo or delay pursuit of opportunities with product candidates that could have had greater potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, orphan designation is granted by the European Commission based on a scientific opinion of the EMA Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in the EU, but such exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve another drug for the same disease or condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity in the United States may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs containing different active ingredients for the same or similar indication. In addition, if a subsequent drug is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Receipt of Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates.

If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review if the relevant criteria are met. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Breakthrough Therapy designation may be granted to a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes the same benefits as Fast Track designation, including eligibility for rolling review of a BLA.

Whether to grant Breakthrough Therapy or Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind granted designations.

We may conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We may conduct clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are determined to be applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on- site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For clinical trials that are conducted only at sites outside of the United States and not otherwise subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such clinical trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the clinical trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
diminished protection of intellectual property in some countries.

Disruptions at the FDA, the USPTO and other government agencies caused by funding shortages, staffing cuts or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and foreign regulatory authorities’ abilities to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ abilities to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Furthermore, if the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, in recent years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. presidential administration has issued certain policies and executive orders directed toward reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA and the USPTO, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the ability of these agencies to conduct routine activities.

Separately, if a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and will rely on third parties to conduct our planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.

We are dependent on third parties to conduct our preclinical studies and will rely on third parties to conduct our clinical trials. Specifically, we intend to use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLPs and GCPs, the clinical data generated in our preclinical and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our applications to conduct clinical trials or our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP and similar foreign regulations. If we fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other biotechnology or biopharmaceutical entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our product candidates. Similar risks may exist in foreign jurisdictions.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which could materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third parties for the manufacture of our product candidates for preclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We expect to rely on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable application to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and similar foreign requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs consist of a proprietary mAb conjugated with an oligonucleotide. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP, and we believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. As an independent company, we may need to develop a new cell line to support future clinical and any commercial manufacturing. We may not be successful in timely developing a cell line which is comparable to those currently used to produce our mAb supply, which could delay our clinical development or commercial efforts. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, denials of approvals, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our or a third party’s failure to execute our manufacturing requirements on commercially reasonable terms and in compliance with cGMP and similar foreign requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate clinical trials of our product candidates under development;
•
delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;

•
subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product candidates or any other future product candidates.

In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the manufacturing agreement by the third party;
•
failure to manufacture our product according to our specifications;
•
failure to manufacture our product according to our schedule or at all;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We rely on the Avidity License Agreement (as defined below) to enable our use of certain important intellectual property and data. If Avidity ceases to effectively maintain such intellectual property or data, then our business could be materially and adversely affected.

Pursuant to the Spin-Off, Avidity will retain all intellectual property and data that was not exclusively related to cardiology, other than certain platform-related intellectual property that will initially be owned by us (subject to a right of Avidity to obtain assignment of such intellectual property, subject to a grant-back license to us, as further described below). The RNA delivery platform was leveraged to develop RNA therapies across multiple disease types. Accordingly, much of the intellectual property and data that is material to our cardiology programs is owned by Avidity and is subject to certain existing third-party obligations. Therefore, in connection with the Spin-Off, we entered into the License Agreement with Avidity (the “Avidity License Agreement”) to enable our continued access to such intellectual property and data. Even though the Separation Agreement granted us term-limited ownership of certain intellectual property covering the RNA delivery platform, the Avidity License Agreement provides that we must assign to Avidity ownership of such intellectual property and intellectual property related to modification or enhancements to the RNA delivery platform that we may develop after the Spin-Off, without additional compensation, at Avidity’s request, following the completion of target selection under (or any earlier termination of) the BMS Collaboration Agreement, or prior to a change of control of the Company. In the event of such assignment, we would receive (i) an exclusive (including as to Avidity and its affiliates), worldwide, royalty-free license to exploit products subject to the Lilly Agreement or BMS Agreements (as defined below), and (ii) a non-exclusive, worldwide, royalty-free right to exploit cardiovascular products in the cardiovascular field. In connection with the Avidity License Agreement, Avidity is, and Avidity will be, primarily responsible for the prosecution, maintenance and enforcement of the patents and patent applications (with regards to the RNA delivery platform, following transfer to Avidity) directed to all such intellectual property. Avidity’s failure to file relevant patents that cover intellectual property that is important to our programs, or to prosecute, maintain or enforce intellectual property that is important to our programs, would impair our competitive position and have a material adverse effect on our business. Further, our business relies on continued access to know-how, trade secrets and data that are owned and controlled by Avidity. This reliance pervades various aspects of our business, including the conduct of research, the performance of clinical trials, the making of scientific publications, and the submitting of regulatory and patent filings. If Avidity fails to provide or maintain the foregoing, then such failure could have a significant impact on our ability to conduct our programs and have a material adverse effect on our business.

We rely on third-party service providers for certain administrative and back-office functions, and any failure by such service providers could adversely affect our business.

We rely on third-party service providers to perform certain administrative and back-office functions. This reliance reduces our direct control over these functions and exposes us to risks associated with the performance of such providers. Any failure to effectively manage our relationships with third-party service providers, or any disruption in the services they provide, could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on third parties to manufacture our product candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Under certain circumstances, Lilly or BMS may each unilaterally terminate its respective agreement with us for convenience, which could materially and adversely affect our cash flows.

In April 2019, Avidity entered into a Research Collaboration and License Agreement (the “Lilly Agreement”) with Lilly for the discovery, development and commercialization of AOCs directed against certain targets in immunology or the Lilly AOCs. Upon the closing of the Spin-Off, the Lilly Agreement was assigned to and assumed by us. Lilly granted Avidity a non-exclusive license under certain Lilly technology solely to conduct research under the Lilly Agreement. Under the Lilly Agreement, Lilly will be solely responsible for funding the cost of clinical development, regulatory approval and commercialization for the Lilly AOCs. Lilly primarily controls the development and commercialization activities, pursuant to the terms of the Lilly Agreement, and our lack of control over such activities could result in delays or other difficulties in the development and commercialization of the Lilly AOCs. Any dispute with Lilly may result in the delay or termination of the development or commercialization of the Lilly AOCs, and may result in costly litigation that diverts our management’s attention and resources away from our day-to-day activities and which may adversely affect our business, financial condition, results of operation and prospects.

In November 2023, Avidity entered into an agreement with BMS (the “BMS Collaboration Agreement”) for the development of compounds directed to up to five targets using our RNA delivery platform (such compounds, the “BMS AOCs”). Upon the closing of the Spin-Off, the BMS Collaboration Agreement was assigned to and assumed by us. Under the BMS Collaboration Agreement, we are responsible for conducting research activities for a designated period of time at our cost, subject to the parties renegotiating the research activities in case our research spending is anticipated to exceed $50.0 million. BMS is solely responsible for funding all future clinical development, regulatory and commercialization activities for the BMS AOCs. Any dispute with BMS may result in the delay or termination of the research, development or commercialization of the BMS AOCs, either on an individual target basis or collectively, and may result in costly litigation that diverts our management’s attention and resources away from our day-to-day activities and which may adversely affect our anticipated cash flows, business, financial condition, results of operation and prospects.

In addition, Lilly or BMS may unilaterally terminate the Lilly Agreement or the BMS Collaboration Agreement, respectively (including for convenience), and in either such event, we would be prevented from receiving any research and development funding, milestone payments, royalty payments and other benefits under the respective agreement.

In addition, any decision by Lilly or BMS to terminate the Lilly Agreement or the BMS Collaboration Agreement, respectively, may negatively impact public perception of our AOC product candidates, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the collaborations with Lilly or BMS. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have entered, and may seek to enter into additional collaborations, licenses and other similar arrangements which are important to our business. If we are not successful in doing so, or if we are and we relinquish valuable rights or fail to realize the benefits of such relationships, our business could be materially and adversely affected.

We have entered into the Avidity License Agreement, the Lilly Agreement and the BMS Collaboration Agreement. We may seek to enter into additional collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, or those of potential strategic partners, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations for certain product candidates because our research and development pipeline may be insufficient, the product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view the product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs, product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

For example, the Avidity License Agreement granted us rights to certain of Avidity’s intellectual property that are important to our business, and which imposes certain obligations and restrictions that could impact our anticipated cash flows. The Avidity License Agreement contains provisions that restrict our ability to develop or commercialize products that are competitive with those licensed to Avidity and that require us to share certain intellectual property rights. Pursuant to the terms of the Avidity License Agreement, for a period of five years following the Avidity License Agreement’s effective date, we may not engage in any RNA therapeutics business, other than with respect to cardiovascular products in the cardiovascular field (each as defined in the Avidity License Agreement) or products subject to the Lilly Agreement or BMS Collaboration Agreement regardless of whether such activities use any of Avidity’s intellectual property. Additionally, we may only exploit the RNA delivery platform for the development of cardiovascular products in the cardiovascular field or products subject to the Lilly Agreement or BMS Collaboration Agreement; therefore, even following expiration of this five-year period, we will not have the right to use the RNA delivery platform for programs in other therapeutic areas, and would need to independently develop or acquire the technology to be used in such programs. The terms of the BMS Collaboration Agreement similarly restrict us from developing or commercializing products that are competitive with those licensed to BMS and the Lilly Agreement restricts our ability to research, develop, manufacture or commercialize or otherwise exploit any compound or product directed against targets subject to the Lilly Agreement. For a period of ten years following the Avidity License Agreement’s effective date, the Avidity License Agreement also grants Avidity a right of first negotiation over our development candidates and prospective transactions, in each case, other than with respect to cardiovascular products or products subject to the Lilly Agreement or BMS Collaboration Agreement. If we do not consummate a transaction with Avidity with respect to any such transaction and the negotiation period expires, we must notify Avidity of any proposed third-party transaction we desire to enter into in the twelve months following the expiration of the applicable negotiating period (the “MFN”) with respect to such transaction, that is on terms less favorable to us than Avidity’s last offer. Following the receipt of such notice, Avidity may accept our offer to enter into the transaction on the terms of the last written offer proposed by Avidity, make a new offer, which we must consider in good faith, or inform us that Avidity is no longer interested in pursuing a transaction. As a result of the foregoing and other restrictions we may be subject to, we may be unable to pursue the development of promising product candidates and may be required to redirect our business focus. Any restriction on our ability to develop or commercialize products pursuant to the Avidity License Agreement, including as a result of Avidity’s exercise of its right of first negotiation or the MFN, could negatively impact our ability to enter into new strategic partnerships for our product candidates, and could have a material adverse impact on our financial condition, results of operations or cash flows.

Furthermore, Avidity is now owned by Novartis, a large, well-capitalized pharmaceutical company with significant resources and experience in the development and commercialization of cardiology products. The Avidity License Agreement provides Avidity a non-exclusive, worldwide, irrevocable, royalty-free license under the RNA delivery platform technology to exploit any cardiovascular products other than products subject to the Lilly Agreement or BMS Collaboration Agreement. As a result, we may face direct competition from Avidity in the cardiac space, including with respect to products that are the subject of the Avidity License Agreement or other products that Avidity or Novartis may develop independently. Avidity and Novartis may have greater financial, technical, and marketing resources than we do, and may be able to devote substantially more resources to the development, commercialization, and marketing of competing products. This competition could limit our ability to successfully commercialize our product candidates, reduce our market share, and adversely impact our revenues and profitability. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain our current or any future collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned or the sales of an approved product candidate are unsatisfactory.

In addition, future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of Our Product Candidates

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Following potential approval of any our product candidates, the FDA and foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, or to maintain any approval after received, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCP and similar foreign requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of approval of the product or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of our products; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Affordable Care Act (the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing such company’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The commercial success of our product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors and others in the medical community.

Our product candidates may not be commercially successful. Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

•
demonstration of clinical efficacy and safety compared to other more-established products;
•
the indications for which our product candidates are approved;
•
the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;

•
acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•
the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•
the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•
any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•
potential product liability claims;
•
the timing of market introduction of our products as well as competitive drugs;
•
the effectiveness of our or any of our current or potential future collaborators’ sales and marketing strategies; and
•
unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

In addition, if any of our product candidates are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, and promotion must include appropriate disclosure of information on the safety risks of our products. If we receive marketing approval for a product candidate, physicians may nevertheless, in their independent medical judgment, prescribe it to their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, or if we are found not to have complied with other requirements for advertising and promotion of our products, we may become subject to onerous government investigations and significant liability.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing product candidates targeting rare and genetically defined cardiac diseases with small patient populations and expect to expand into broader patient populations thereafter. In order for products that are designed to treat smaller patient populations to be commercially viable, the pricing and reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third- party payors will decide with respect to the coverage and reimbursement for our products.

We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and that any coverage will be adequate. Further, any reimbursement that may become available may be decreased or eliminated in the future.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third- party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In particular, there is intense competition amongst RNA targeted therapies. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological, therapeutics companies and specialized cardiovascular treatment companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan.

In particular, we will face competition from Novartis, a large, multinational pharmaceutical company with substantial resources and a well-established presence in the development and commercialization of cardiology products, which now owns Avidity. The Avidity License Agreement provides Avidity a non-exclusive, worldwide, irrevocable, royalty-free license under the RNA delivery platform technology to exploit any cardiovascular products other than products subject to the Lilly Agreement or BMS Collaboration Agreement. As a result, we may face direct competition from Avidity in the cardiac space, including with respect to products that are the subject of the Avidity License Agreement or other products that Avidity or Novartis may develop independently. The greater financial, technical, and marketing resources available to Avidity and Novartis may enable them to advance competing cardiac products more rapidly or effectively than we can, potentially limiting our ability to gain or maintain market share in this therapeutic area.

We will also face competition in establishing clinical trial sites, enrolling participants for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition could reduce the number and types of participants available to us, because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could reduce the number of participants who are available for our clinical trials in such clinical trial site.

We expect to face competition from existing products and products in development for each of our product candidates.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Company, Dyne Therapeutics, Ionis Pharmaceuticals, Inc., Sarepta Therapeutics, PepGen, PeptiDream Inc. and AstraZeneca plc, as well as gene therapy and CRISPR approaches.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, which could render our product candidates, if approved, obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and participant registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products, if approved. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety profile, convenience, level of promotional activity, intellectual property protection and availability of reimbursement.

If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates targeting cardiomyopathies are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our product candidates. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•
different regulatory requirements for approval of drugs in foreign countries;
•
reduced protection for intellectual property rights;
•
the existence of additional third-party patent rights of potential relevance to our business;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
foreign reimbursement, pricing and insurance regimes;
•
workforce uncertainty in countries where labor unrest is common;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Risks Related to Our Business Operations and Industry

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;
•
coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products;
•
the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•
the timing and amount of the milestone or other payments we may receive under our current or future research and collaboration agreements;
•
expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

•
the level of demand for any approved products, which may vary significantly;
•
future accounting pronouncements or changes in our accounting policies; and
•
the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue, earnings or other guidance.

We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we expect to execute employment agreements or offer letters with each member of our senior management team, these agreements will be terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement and execute our business strategy.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties.

Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We are subject to various federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs;
•
the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute, or from improper advertising or promotion of an item or service, constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•
the federal civil monetary penalties laws, impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers including, among others, physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held during the previous year by physicians as defined under statute and their immediate family members;

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•
some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•
some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare program.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the ACA was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. ACA provisions of importance to our product candidates established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded the entities eligible for enrollment in the 340B program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in force in its current form.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

Most significantly, in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare reimbursement and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

We intend to participate in the Medicaid Drug Rebate Program and other governmental pricing programs. If we fail to comply with our reporting and payment obligations under any programs we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. Manufacturers that participate in the Medicaid Drug Rebate Program (“MDRP”), have certain price reporting obligations as a condition of having their covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires the manufacturer to pay a rebate to state Medicaid programs every quarter for each unit of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that the manufacturer must report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (the “AMP”) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If the manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, it must resubmit the corrected data for up to three years after those data originally were due. If the manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, it may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates the manufacturer’s rebate agreement pursuant to which the manufacturer participates in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for its covered outpatient drugs. If we participate in the MDRP, our failure to comply with MDRP price reporting and rebate payment obligations could negatively impact our financial results.

In connection with Medicare Part B, a pharmaceutical manufacturer must provide CMS with average sales price ("ASP") information for its drugs or biologicals payable under Part B on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by CMS. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. The Part B payment rate is the amount that CMS reimburses the provider for drugs and biologicals administered to Medicare beneficiaries.

The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “-Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set,” above. The Medicare Part D rebate, if applicable, will be calculated on the basis of the AMP figures we will be required to report pursuant to the MDRP if we enroll in the MDRP. The Medicare Part B rebate, if applicable, will be calculated on the basis of the Part B payment rate, which in turn is based on the reported ASP figures.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We intend to participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and will require us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs that receive approval. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. The ACA expanded the list of covered entities to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. If we enroll in the 340B program, we must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. If we enroll in the 340B program, our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results if we enroll in the 340B program.

In order for any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also intend to participate in the U.S. Department of Veterans Affairs (the “VA”) Federal Supply Schedule (the “FSS”) pricing program. As part of this program, we will be required to make our products, if approved, available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”) to four federal agencies (VA, U.S. Department of Defense (“DOD”), Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (“Non-FAMP”) which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also intend to participate in the Tricare Retail Pharmacy program, under which we will be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We will be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we participate in the program and overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects if we enroll in the program.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we enroll in the government pricing programs, we cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We are exposed to potential product liability and professional indemnity risks as a result of the clinical trials of our product candidates and will face an even broader risk if we commercialize our product candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval of the product candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects or identify patients who should not use our product candidates.

For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, clinical study, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients, healthcare providers, pharmaceutical companies or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

In addition, we have agreed to indemnify the licensors of the intellectual property related to our product candidates against certain intellectual property infringement claims. Any claims against us, or with respect to which we are obligated to provide indemnification, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance of our product candidates or any prospects for commercialization of our product candidates, if approved.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our products;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
costs to defend the related litigation;
•
a diversion of our management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
significant negative financial impact;
•
the inability to commercialize our product candidates; and
•
a decline in our stock price.

Our insurance policies may be expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We expect to have product liability insurance coverage once we enter into clinical development. In addition, we may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers’ compensation, malicious invasion of our electronic systems, directors’ and officers’, employment practices, fiduciary liability, and product liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

Our business, including preclinical studies and planned clinical trials, and financial condition, are subject to risks arising from pandemic and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. Any future pandemic or epidemic diseases may cause disruptions that could severely impact our business, preclinical studies, clinical trials and financial condition, including impairing our ability to raise capital when needed.

The extent to which any other outbreak of a pandemic or epidemic disease impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the incident and the actions to contain its impact. Further, to the extent any pandemic or epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

Our business could be affected by litigation, government investigations and enforcement actions.

We expect to operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

Legal proceedings, government investigations and enforcement actions can be expensive and time consuming. An adverse outcome resulting from any such proceeding, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security (including cybersecurity), fraud and abuse and other healthcare laws and regulations in the United States and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to maintain compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as asset purchases or sales and licensing of intellectual property, products or technologies. For example, we have collaborations with Lilly and BMS pursuant to which we have granted them licenses to our intellectual property in connection with certain targets. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near- and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Certain provisions of the Avidity License Agreement provide Avidity rights with respect to development candidates discovered thereunder which could limit our ability to engage in certain strategic transactions that stockholders may consider favorable.

The Avidity License Agreement provides Avidity a right of first negotiation over our development candidates and prospective transactions that would give a third party the right to acquire, develop, commercialize or promote any pharmaceutical, biological or other drug product, in each case, other than with respect to cardiovascular products or products subject to the Lilly Agreement or BMS Agreements. If we do not consummate a transaction with Avidity with respect to any such transaction and the negotiation period expires, we must notify Avidity of any proposed third-party transaction we desire to enter into in the twelve months following the expiration of the applicable negotiating period with respect to such transaction, that is on terms less favorable to us than Avidity’s last offer. Following the receipt of such notice, Avidity may accept the Company’s offer to enter into the transaction on the terms of the last written offer proposed by Avidity, make a new offer, which we must consider in good faith, or inform us that Avidity is no longer interested in pursuing a transaction.

As a result of the foregoing or under any other strategic partnerships that we enter into in the future, third parties may be unwilling or unable to consummate any strategic transactions with us on terms acceptable to us or at all. The inability to consummate any such transaction and the perception that we may not be able to do so may materially and adversely impact the price of shares of our common stock.

Inflation could adversely affect our business and results of operations.

From 2021 to 2024, the U.S. economy experienced a material level of inflation. The impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East may continue to increase uncertainty in the outlook of near-term and long-term economic activity, including any impacts on inflation. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. Historically, the stock prices of companies in our industry have been highly sensitive to actual or anticipated changes in the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigations, negative publicity, liability or otherwise harm our business, results of operations and financial condition.

We currently maintain, and will continue to maintain in the future, a substantial amount of sensitive information, including confidential business data related to our preclinical studies and, in the future, patient health information. As a result, we are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, including as our operations continue to expand or if we operate in foreign jurisdictions. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

The U.S. Federal Trade Commission (the “FTC”) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third- party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the Federal Trade Commission Act (the “FTC Act”). Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’ collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’ behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the General Data Protection Regulation (the “GDPR”) took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the

European Economic Area (the “EEA”) or in the context of our activities within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial participants and investigators. In addition, the GDPR regulates the transfer of personal data subject to the GDPR to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (the “DPF”) rendering the DPF effective as a GDPR transfer mechanism to United States entities self-certified under the DPF.

The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims, including class actions. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies must also comply with the United Kingdom GDPR and the amended UK Data Protection Act 2018 (together, the “UK GDPR”). The UK GDPR retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, for instance, fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to United States entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Compliance with these and any other applicable data privacy and security laws and regulations is a rigorous and time- intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules within required time frames. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Artificial intelligence (“AI”) and emerging technologies may create risks to our business.

We leverage data science, machine learning, AI, and other emerging technologies across various aspects of our business and operations, including specifically with respect to the RNA delivery platform. While these technologies present significant opportunities to enhance productivity, efficiency, and decision-making, their introduction and incorporation may also result in unintended consequences, new or expanded risks, and potential liabilities.

As we continue to integrate AI and related technologies into our operations, we face ongoing challenges in ensuring these systems function as intended and do not introduce unforeseen risks. There can be no assurance that our efforts to manage and mitigate these risks will be successful, and any failure to do so could have a material adverse effect on our business.

Failure to effectively use and manage AI technologies could materially harm our business.

The effective utilization of AI and related technologies is becoming increasingly important for establishing a competitive position and achieving strong financial performance. If we are unable to successfully implement or manage AI technologies, or if our competitors are more effective in developing or deploying AI capabilities, we may be placed at a competitive disadvantage. This could result in less efficient operations, reduced market share, or a diminished ability to capitalize on emerging business opportunities.

As the pace of AI innovation accelerates, competitors may adopt or develop more advanced or effective AI solutions, increasing the risk that we may fall behind in operational efficiency or market relevance. Any of these factors could have a material adverse effect on our business, financial condition, or results of operations.

AI systems in research may produce flawed or biased results, leading to increased costs, or failure to achieve our desired outcomes.

Our use of AI systems involves the possibility that AI-generated analyses or outputs may be deficient, flawed, or biased, potentially resulting in operational disruptions, data loss, erroneous decision-making, or other adverse outcomes. The effective development, management, and use of AI technologies in the biopharmaceutical industry is novel and complex, presenting unique technical challenges. Achieving desired levels of accuracy, efficiency, and reliability in AI-driven research and development processes can be particularly challenging. The algorithms and models used in AI systems may have inherent limitations, including biases, errors, or an inability to process certain types of biomedical data or address complex biological scenarios. These challenges could impact the effectiveness of our research and development efforts, potentially leading to delays, increased costs, or failure to achieve intended scientific or commercial outcomes.

AI technologies are subject to evolving regulations that may increase compliance costs or expose us to penalties for non-compliance.

The rapid development and deployment of AI and related technologies may amplify existing risks, including those associated with regulation, litigation, compliance, ethical considerations, confidentiality, and data privacy or security. Multiple governmental authorities have already proposed or enacted laws and issued guidance specifically addressing the use of AI, such as the EU Artificial Intelligence Act and various state laws in the United States. In the United States, there are ongoing debates regarding passing federal legislation addressing AI, including currently a debate that may result in Congress acting to preempt state AI laws. These evolving regulatory frameworks may impose new or more stringent obligations on our business, potentially making it more difficult to implement or expand our use of AI technologies.

As the regulatory landscape continues to develop, we may incur significant costs to comply with new laws and regulations, and there is a risk that such requirements could ultimately restrict or limit our ability to utilize AI in our operations. Failure to comply with applicable AI-related regulations could result in regulatory fines, penalties, or other liabilities, any of which could adversely affect our business, financial condition, or results of operations.

The use of AI systems increases the risk of cybersecurity threats, such as data breaches and unauthorized access to sensitive information, which could lead to financial losses, legal liabilities, and reputational harm for the Company.

The deployment of AI systems could expose the Company to heightened cybersecurity threats. These threats may include data breaches and unauthorized access to sensitive information, which could result in financial losses, legal liabilities, and reputational damage. As AI technologies become more integrated into our operations, the complexity and potential attack surface of our systems may increase, making it more challenging to safeguard against evolving cyber threats. Any failure to adequately protect our systems and data could adversely affect our business, financial condition, or results of operations.

Moreover, the use of AI systems may expose us to heightened cybersecurity risks, including data breaches and unauthorized access to sensitive information. Such incidents could result in financial losses, legal liabilities, and reputational damage. In addition, inadequate management or oversight of AI technologies by our employees could compromise our confidential information, intellectual property, or overall reputation.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our therapeutic programs and other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic programs and other proprietary technologies we may develop may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our therapeutic programs and other proprietary technologies we may develop. We seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to our therapeutic programs and other proprietary technologies we may develop. If we are unable to obtain or maintain patent protection with respect to our therapeutic programs and other proprietary technologies we may develop, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection against competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art.

Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect our therapeutic programs and other proprietary technologies we may develop, or which effectively prevent others from commercializing competitive technologies and products.

Moreover, the claim coverage in a patent application can be significantly reduced before the patent is granted. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether our therapeutic programs and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, given the amount of time required for the development, testing and regulatory review of our therapeutic programs and eventual product candidates, patents protecting the product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our therapeutic programs and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on our therapeutic programs and other proprietary technologies we may develop in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in U.S. and other jurisdictions.

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

In Europe, beginning June 1, 2023, European applications and patents may be subject to the jurisdiction of the Unified Patent Court (the “UPC”) unless they explicitly opt out. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. This will present a significant change in European patent practice. As the UPC is a relatively new entity, there is not an applicable precedent on which we may rely, which increases the uncertainty of any outcome from the UPC. As a single entity can now invalidate a European patent, we may opt out of the UPC in certain cases, in which case each of our European patents would need to be challenged on a country-by-country basis.

Geopolitical actions in the United States and in foreign countries (such as the Russia-Ukraine conflict, conflict in the Middle East, including the Iran conflict, retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities' intellectual property rights. Additionally, changes in US trade policy, including the imposition of new or increased tariffs as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

Under the Leahy-Smith America Invents Act (the “America Invents Act”), the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our therapeutic programs and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post- grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. It is unpredictable how decisions by the U.S. federal courts, Congress or the USPTO may impact the value of our patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the U.S. Court of Appeals for the Federal Circuit recently issued a decision involving the interaction of a patent term adjustment, terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by Congress, the U.S. federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our therapeutic programs and other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we initiate legal proceedings against a third party to enforce a patent covering our therapeutic programs and other proprietary technologies we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our therapeutic programs and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our therapeutic programs and other proprietary technologies we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

If we do not obtain patent term extension for our product candidate, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent term extension (“PTE”) of up to five years as compensation for patent term lost during the FDA review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (“SPC”). The USPTO has recently rejected several PTE applications based on patent coverage that it has deemed not sufficiently specific to the approved drug, similar to SPC requirements in Europe and other jurisdictions. If we are unable to obtain adequately specific patent claims to obtain patent term extensions or equivalents, our products may not receive such additional protection.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our therapeutic programs and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our therapeutic programs and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our therapeutic programs and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how relevant to our programs and other proprietary technology might be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing our product candidate. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our therapeutic programs and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Some of our current employees, consultants and advisors or those we will hire in future may be employed or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violations against us or our collaborators may prevent or delay the development and commercialization of our therapeutic programs and other proprietary technologies we may develop.

Our commercial success depends in part on our ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have also been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize or develop our therapeutic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our therapeutic programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our therapeutic programs and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our therapeutic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our planned products. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. Generative AI resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party’s intellectual property.

In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. In this case, the holders of such patents may be able to block our ability to commercialize the infringing products or technologies unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Third parties, such as a competitor, may infringe our patent rights. Accordingly, we may in the future pursue invalidity or infringement proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable, and in an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the invention at issue on the grounds that the patent does not cover the technology in question.

In addition, our patent rights may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect to our business. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain name or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage.

For example, intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, our future owned or licensed intellectual property may be generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology (NIST) released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights (the “Guidance”) to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (“Bayh-Dole”). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

We may partially depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

We may be dependent, in part, on patents, know-how and proprietary technology licensed from others. Our licenses to such patents, know-how and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which we license patents, know-how and proprietary technology from others are complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

If we fail to comply with obligations under any license agreements, our licensors may have the right to terminate our license, in which case we would not be able to develop or market technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to develop or commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:

•
the scope of rights granted under the Avidity License Agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.

Our use of open source software could impose limitations on our ability to commercialize our product candidates.

Our use of open source software could impose limitations on our ability to commercialize our product candidates. As a result, as we seek to use the RNA delivery platform in connection with commercially available products, we may be required to license that software under different license terms, which may not be possible on commercially reasonable terms, if at all. If we are unable to license software components on terms that permit its use for commercial purposes, we may be required to replace those software components, which could result in delays, additional cost and additional regulatory approvals.

Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the software code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that those licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our product candidates. We could be required to seek licenses from third parties in order to continue offering our product candidates, to re-engineer our product candidates or to discontinue the sale of our product candidates in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Common Stock

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at the time of the Spin-Off or such later time at which stockholders have purchased their shares.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our Certificate of Incorporation and Bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our Board of Directors. The provisions in our charter documents include the following:

•
a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our Board of Directors, unless the Board of Directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•
the required approval of at least two-thirds of the shares entitled to vote to remove a director for cause and to amend the prohibition on removal of directors without cause;
•
the ability of our Board of Directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the ability of our Board of Directors to alter our Bylaws without obtaining stockholder approval;
•
the required approval of at least two-thirds of the shares entitled to vote to adopt, amend or repeal the Bylaws or repeal the provisions of the Certificate of Incorporation regarding the election and removal of directors;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•
the requirement that a special meeting of stockholders may be called only by the Board of Directors, the chair of our Board of Directors, our chief executive officer or our president (in the absence of a chief executive officer), which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice and other procedural requirements that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of our directors, officers, employees or agents to us or our stockholders, creditors or other constituents; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or Certificate of Incorporation or Bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. The provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claims for which the federal courts have exclusive jurisdiction, in which case such claim must be brought in a federal court sitting in Delaware. Our Certificate of Incorporation will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. In any case, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. Our Certificate of Incorporation also provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to this choice of forum provision. If a court were to find the choice of forum provisions in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

An active trading market for our common stock may not develop or be sustained, or be liquid enough for investors to resell our common stock quickly or at the market price.

There is currently no public market for our common stock, and we cannot assure you that an active trading market will develop or be sustained or that any trading market will be liquid. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell shares of our common stock without depressing the market price for the common stock or to sell their shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

The trading price of our common stock may be volatile and may fluctuate due to factors beyond our control, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders and investors may not be able to sell their common stock at or above the price they paid for the common stock. The market price for our common stock may be influenced by many factors, including:

•
the initial lack of when-issued trading of our common stock;
•
positive or negative results, including preliminary or topline results, of preclinical studies and clinical trials reported by us, strategic partners or competitors;
•
any progress or delay in the commencement, enrollment and the ultimate completion of clinical trials;
•
technological innovations or commercial product introductions by us or competitors;
•
failure to successfully develop and commercialize any of our product candidates;
•
developments, announcements or changes in government regulations relating to drug products, including related to drug pricing, reimbursement and healthcare coverage;
•
delays in in-licensing or acquiring additional complementary product candidates;
•
developments concerning proprietary rights, including patents and litigation matters;
•
public concern relating to the commercial value or safety of any of our product candidates;
•
financing or other corporate transactions, or inability to obtain additional funding;
•
announcements relating to our arrangements with Avidity, BMS and Lilly;
•
failure to meet or exceed expectations of the investment community;
•
actual or anticipated variations in our operating results;
•
changes in financial estimates by us or by any securities analysts who might cover our common stock;
•
announcements by therapeutic drug product providers related to pricing of therapeutics;
•
announcements of significant licenses, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•
publication of research reports or comments by securities or industry analysts;
•
failure to attract or retain key personnel;
•
sales of our common stock, including sales by our directors and officers or specific stockholders;
•
general market or regulatory conditions in the pharmaceutical industry or in the economy as a whole;
•
other events and factors, many of which are beyond our control; and
•
other factors described in this “Risk Factors” section and elsewhere in this information statement.

These and other market and industry factors may cause the market price and demand for our securities to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their common stock at or above the price paid for the common stock and may otherwise negatively affect the liquidity of our common stock.

Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

Volatility in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave the Company if the shares they own or the shares underlying their vested equity have not significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Common Stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.

Substantially all of our total outstanding shares of common stock may be sold freely into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of substantially all of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. None of our directors and officers are subject to a lock-up agreement. Substantially all of our common stock is freely tradable, without restrictions or further registration under the Securities Act, subject to certain restrictions applicable to shares of common stock held by our affiliates as defined in Rule 144 under the Securities Act.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are required to report only two years of financial results in certain Securities Act registration statements. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of the shares of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced financial statement and other financial information disclosure, and reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements. We will remain a smaller reporting company as long as either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. Our public float is measured as of the last business day of our most recently completed second fiscal quarter, and annual revenues are as of the most recently completed fiscal year for which audited financial statements are available. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

General Risk Factors

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed laws, regulations and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information, preclinical and clinical trial data and the personal information of our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, cybersecurity threats (such as denial or degradation-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the post-pandemic continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to proprietary or sensitive personally identifiable information, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets or other similar disruptions. Some of the federal, state and foreign laws, regulations and requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

Any security breach or other incident, whether real or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors-Risks Related to Our Intellectual Property -We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigation, negative publicity, liability or otherwise harm our business, results of operations and financial condition.”

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, including research activities, manufacturing and clinical trials, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured.

We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. export controls or sanctions. Sanctions and export control restrictions change from time to time with little warning and may require us to unwind or terminate business relationships, potentially on commercially unfavorable terms and/or at a significant cost. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. Additionally, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has announced, and threatened, the imposition of tariffs on global imports to address trade imbalances and various other goods considered critical to national security. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our supply chains and our financial performance. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls, and economic sanctions could also adversely affect our supply chain.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of inflation, tariffs, military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including on Russia and its allies, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in tax laws may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to certain foreign related income and elimination of certain exemptions, and the imposition of surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our customers or our suppliers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a new public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and have made some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, in recent periods obtaining director and officer liability insurance has become more expensive, and we may be required to incur substantial costs to obtain coverage. We cannot predict or estimate the amount or timing of costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

As a newly public company, most members of our senior management team have not previously held senior management positions of the same level at a public company, which may impact our ability to efficiently manage the transition to public company status and meet new regulatory and investor expectations, potentially harming our business, results of operations and financial condition.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we may eventually be required to document and test our internal control procedures and our management will be required to assess and issue a report concerning our internal control over financial reporting. Furthermore, if we lose our status as an emerging growth company, our independent auditors will be required to issue an opinion on the Company’s internal controls over financial reporting pursuant to Section 404(b). The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If these analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified, or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended March 31, 2026.

Compensatory Arrangements of Certain Officers

On May 12, 2026, the Board of Directors approved a discretionary executive transition bonus award in the amount of $1,057,259 for Kathleen Gallagher, our Chief Executive Officer, and in the amount of $1,290,697 for Steve Hughes, our Chief Medical Officer.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Exhibit Number	Description
2.1^

Separation and Distribution Agreement, dated as of October 25, 2025, among Avidity Biosciences, Inc., Atrium Therapeutics, Inc. and Novartis AG (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

2.2^

Agreement and Plan of Merger, dated October 25, 2025, among Avidity Biosciences, Inc., Novartis AG and Ajax Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)
10.1†

Transition Services Agreement, dated as of February 26, 2026, by and between Avidity Biosciences, Inc. and Atrium Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-43008) filed with the SEC on February 27, 2026)

10. 2†

License Agreement, dated as of October 25, 2025, by and between Avidity Biosciences, Inc. and Atrium Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

10. 3†

Amended and Restated License Agreement, dated as of February 26, 2026, by and between Avidity Biosciences, Inc. and Atrium Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-43008) filed with the SEC on February 27, 2026)

10. 4†

Research Collaboration and License Agreement, dated as of April 17, 2019, by and between Eli Lilly and Company and Avidity Biosciences, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

10. 5†

Research Collaboration and License Agreement, dated as of November 27, 2023, by and between Bristol-Myers Squibb Company and Avidity Biosciences, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

10. 6#

Atrium Therapeutics, Inc. 2026 Incentive Award Plan, including forms of grant notices and agreements thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

10. 7#

Form of Make Whole Restricted Stock Unit Grant Notice and Make Whole Restricted Stock Unit Agreement under the Atrium Therapeutics, Inc. 2026 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 8#

Atrium Therapeutics, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026)

10. 9#

Atrium Therapeutics, Inc. 2026 Employment Inducement Incentive Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-295136) filed with the SEC on April 17, 2026)

10. 10#

Employment Agreement to be entered into by and between Atrium Therapeutics, Inc. and Kathleen Gallagher (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 11#

Employment Agreement to be entered into by and between Atrium Therapeutics, Inc. and Husam Younis (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 12#

Employment Agreement to be entered into by and between Atrium Therapeutics, Inc. and Steven Hughes (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 13#

Employment Agreement to be entered into by and between Atrium Therapeutics, Inc. and Brendan Winslow (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 14#

Employment Agreement to be entered into by and between Atrium Therapeutics, Inc. and Stephanie Kenney (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 15#

Employment Agreement to be entered into by and between Atrium Therapeutics, Inc. and Rocio Martin Hoyos (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 16#

Atrium Therapeutics, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 17

Form of Indemnification Agreement to be in effect following the Distribution (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

10. 18

Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and Avidity Biosciences, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

# Indicates a management contract or any compensatory plan, contract or arrangement.

^ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information the Company customarily and actually treats as private or confidential. The Company has determined that the information is both (i) not material and (ii) of the type that the Company treats as private and confidential.

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 14, 2026	By:	/s/ Kathleen Gallagher
Kathleen Gallagher
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Brendan Winslow
Brendan Winslow
Chief Financial Officer (Principal Financial and Accounting Officer)