Form 10-Q
period 2026-06-30
Atrium Therapeutics, Inc.
filed 2026-08-13
CIK 2093101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2026, the registrant had 17,105,643 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about us that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our plans, objectives, goals, strategies, future events, financing needs, plans or intentions relating to product candidates and markets and business trends, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress, potential registrational quality, and results of our research and development programs, preclinical studies, any clinical trials, investigational new drug (“IND”), and other regulatory submissions;
•
the beneficial characteristics, including potential safety, efficacy and therapeutic effects of our product candidates and the potential advantages of our product candidates compared to alternative therapies;
•
the success and capabilities of the ribonucleic acid (“RNA”) delivery platform;
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
•
the timing and likelihood of the achievement of milestones pursuant to our existing collaboration, license and research agreements, including those with Bristol Myers Squibb Company and Eli Lilly and Company (the “Third Party Agreements”);
•
our ability to attract and retain key scientific and management personnel;
•
the costs of operating as a public company;
•
the accuracy of our estimates regarding future expenses, future revenue, capital requirements and the need for additional financing;
•
the period over which we estimate our existing cash, cash equivalents, and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of our current and future product candidates; and
•
our anticipated use of our existing resources, estimates of our expenses, capital requirements and needs for additional financing.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” elsewhere in this Quarterly Report and reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

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

Special Note Regarding Company References

Throughout this Quarterly Report, the “Company,” “we”, “us”, “our”, and “Atrium” refer to Atrium Therapeutics, Inc.

Special Note Regarding Trademarks

Solely for convenience, we refer to trademarks in this Quarterly Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Atrium Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$72,334	$—
Short-term investments	191,566	—
Prepaid assets	4,506	1,535
Restricted cash, current portion	311	—
Other current assets	6,334	1,310
Total current assets	275,051	2,845
Restricted cash, net of current portion	106	—
Property and equipment, net	4,066	2,724
Right-of-use asset	1,289	2,784
Total assets	$280,512	$8,353
Liabilities and Stockholders’ Equity / Former Parent’s Deficit
Current liabilities:
Accounts payable	$3,513	$4,398
Accrued liabilities	13,312	8,945
Accrued compensation	3,962	3,147
Lease liabilities	1,683	3,672
Deferred revenue, current portion	9,038	21,639
Total current liabilities	31,508	41,801
Deferred revenue, net of current portion	33,653	28,691
Other long-term liabilities	775	574
Total liabilities	65,936	71,066
Commitments and contingencies
Stockholders’ equity / Former Parent's deficit:
Preferred stock, $0.001 par value: 40,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 400,000 shares authorized; 17,106 shares issued and outstanding as of June 30, 2026, and no shares authorized, issued, or outstanding as of December 31, 2025	16	—
Additional paid-in capital	222,853	—
Accumulated deficit	(8,058)	—
Accumulated other comprehensive loss, net	(235)	—
Net investment from Former Parent	—	(62,713)
Total stockholders’ equity / Former Parent’s deficit	214,576	(62,713)
Total liabilities and Stockholders’ equity / Former Parent’s deficit	$280,512	$8,353

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$3,004	$3,847	$22,639	$5,420
Operating expenses:
Research and development	15,343	13,293	32,000	20,230
General and administrative	10,279	3,418	30,537	5,506
Total operating expenses	25,622	16,711	62,537	25,736
Loss from operations	(22,618)	(12,864)	(39,898)	(20,316)
Other income (expense)
Interest income	2,104	—	2,757	—
Other income (expense), net	328	(15)	322	(12)
Total other income (expense)	2,432	(15)	3,079	(12)
Net loss	$(20,186)	$(12,879)	$(36,819)	$(20,328)
Basic and diluted net loss per common share	$(1.18)	$(0.75)	$(2.15)	$(1.19)
Weighted average common shares outstanding used in the calculation of basic and diluted net loss per common share	17,106	17,106	17,106	17,106
Other comprehensive loss:
Net unrealized loss on short-term investments	(235)	—	(235)	—
Comprehensive loss	$(20,421)	$(12,879)	$(37,054)	$(20,328)

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity/Former Parent’s Deficit

(in thousands)

(Unaudited)

	Common Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / Accumulated Deficit	Net Investment from Former Parent	Total Stockholders’ Equity / Former Parent’s Deficit
Balance at December 31, 2025	—	$—	$—	$—	$—	$(62,713)	$(62,713)
Net loss	—	—	—	—	12,128	(28,761)	(16,633)
Transfers from Former Parent	—	—	—	—	—	313,414	313,414
Stock-based compensation	—	—	36	—	—	—	36
Issuance of common stock in connection with Spin-Off and reclassification of Net Investment from Former Parent	17,106	16	221,924	—	—	(221,940)	—
Balance at March 31, 2026	17,106	$16	$221,960	$—	$12,128	$—	$234,104
Net loss	—	—	—	—	(20,186)	—	(20,186)
Stock-based compensation	—	—	893	—	—	—	893
Net unrealized loss on short-term investments	—	—	—	(235)	—	—	(235)
Balance at June 30, 2026	17,106	$16	$222,853	$(235)	$(8,058)	$—	$214,576

						Net Investment from Former Parent	Total Former Parent's Deficit
Balance at December 31, 2024						$(61,108)	$(61,108)
Net loss						(7,449)	(7,449)
Transfers from Former Parent						12,262	12,262
Balance at March 31, 2025						$(56,295)	$(56,295)
Net loss						(12,879)	(12,879)
Transfers from Former Parent						12,998	12,998
Balance at June 30, 2025						$(56,176)	$(56,176)

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(36,819)	$(20,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	494	132
Stock-based compensation expense	13,106	2,910
Non-cash operating lease costs	1,595	135
Amortization of premiums and discounts on short-term investments, net	(250)	—
Changes in operating assets and liabilities:
Prepaid assets	(2,971)	(829)
Other current assets	(5,024)	(1,302)
Accounts payable	(885)	(221)
Accrued liabilities	4,334	3,171
Accrued compensation	815	1,236
Lease liabilities	(2,026)	(1,919)
Deferred revenues	(7,639)	(5,421)
Other long-term liabilities	201	(574)
Net cash used in operating activities	(35,069)	(23,010)
Cash flows from investing activities
Purchases of short-term investments	(191,551)	—
Purchases of property and equipment	(2,134)	(266)
Net cash used in investing activities	(193,685)	(266)
Cash flows from financing activities
Net transfers from Former Parent	301,505	23,276
Net cash provided by financing activities	301,505	23,276
Net increase in cash, cash equivalents, and restricted cash	72,751	—
Cash, cash equivalents and restricted cash, at beginning of period	—	—
Cash, cash equivalents and restricted cash, at end of period	$72,751	$—
Reconciliation of cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$72,334	$—
Restricted cash included in current assets	311	—
Restricted cash included in non-current assets	106	—
Total cash, cash equivalents and restricted cash	$72,751	$—
Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$—	$109
Net assets distributed from Former Parent	$—	$742
Reclassification of deficit from Former Parent	$221,940	$—

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Organization

Description of Business

Atrium Therapeutics, Inc. (“the Company,” “Atrium” or “we”) is a clinical-stage biopharmaceutical company focused on developing the delivery of ribonucleic acid (“RNA”) therapeutics to the heart muscle for people living with cardiomyopathies. Atrium’s proprietary technology leverages the RNA delivery platform initially developed at Avidity Biosciences, Inc. (“Former Parent” or “Avidity”), which combines the tissue selectivity of monoclonal antibodies (“mAbs”) and other targeted delivery ligands with the precision of oligonucleotides. The Company was incorporated in Delaware in September 2025. The Company’s headquarters and operations are located in San Diego, California and it operates in one segment.

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

Additionally, in the Spin-Off, holders of options to purchase shares of the Former Parent's Common Stock (the “Former Parent Stock Options”) and holders of restricted stock units denominated in shares of the Former Parent's Common Stock, whether subject to time-based or performance-based vesting, that were granted under any equity plans, agreements or arrangements of the Former Parent (“Former Parent RSUs” and together with the Former Parent Stock Options, the “Former Parent Equity Awards”) received a non-transferable Make Whole Award that will be settled in shares of common stock at a ratio of 1 share of common stock for every 10 shares of the Former Parent Common Stock underlying each such Former Parent Equity Award, as required by the terms of the Separation Agreement and as permitted by the Securities and Exchange Commission’s (the “SEC”) Staff Legal Bulletin No. 4. The Company granted Make Whole Awards to certain holders of Former Parent Equity Awards for an aggregate of 1,590,677 shares of its common stock, which awards were outstanding as of June 30, 2026. These awards are required to be settled as soon as administratively practicable after the effective time of the Spin-Off, but in no event after March 15, 2027. See Note 7.

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

In connection with the Spin-Off, the Company entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, see Note 8.

Liquidity

The Company has devoted substantially all its efforts to therapeutic drug discovery and development. The Company has historically been dependent upon Avidity for all its working capital and financing requirements as Avidity used a centralized approach to cash management and financing of its operations prior to the Spin-Off. As a result, the Company did not maintain its own bank accounts and had no cash, cash equivalents, and short-term investments prior to the establishment of its independent cash management structure. The Company no longer participates in Avidity’s centralized treasury system and independently manages its own liquidity. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2026, the Company had an accumulated deficit of $8.1 million, cash and cash equivalents of $72.3 million and short-term investments of $191.6 million.

The Company believes that existing cash, cash equivalents, and short-term investments will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. The Company’s operations are subject to risks and uncertainties common to early-stage biotechnology companies, including, but not limited to, the ability to progress product candidates through clinical development, the development of new technological innovations by competitors, reliance on key personnel, protection of proprietary technology, compliance with regulatory requirements, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require substantial capital, personnel, and infrastructure. Even if development efforts are successful, there is no assurance that the Company will generate significant revenue from product sales.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.

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

In the Quarterly Report on Form 10-Q for the period ended March 31, 2026, the Company's condensed Statement of Changes in Stockholders' Equity/Former Parent's Deficit for the period ended March 31, 2026 incorrectly included 100,000 unvested awards under the 2026 Incentive Award Plan as issued and outstanding common shares. Having concluded the incorrect inclusion was not material to the current or previously issued financial statements, either quantitatively or qualitatively, the Company has revised the statement to exclude these unvested awards as they did not represent issued and outstanding common shares as of that date, with no effect on total stockholders' equity, net loss, or net loss per share. The error had no impact on any of the other Condensed Financial Statements.

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

The Company invests excess cash in money market funds. Money market funds are highly liquid investments with original maturities of three months or less and are classified as cash equivalents. These investments are carried at fair value.

Short-term Investments

The Company’s short-term investments consist of excess cash that has been invested in marketable securities with high credit ratings. These securities consist of U.S. Treasury securities and are, classified as available-for-sale. The Company has classified all of its available-for-sale marketable securities, including those with maturity dates beyond one year, as current assets on the condensed balance sheet as it may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive loss. Amortization and accretion of any purchase premiums or discounts of debt securities are included in interest income in the condensed statements of operations and comprehensive loss. Gains and losses on sales are recorded based on the trade date and determined using the specific identification method.

The Company periodically assesses its available-for-sale marketable securities for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company's intent to sale, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in other income (expense), net.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and short-term investments. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also holds money market funds that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made.

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

Net Loss Per Share

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average shares outstanding during the period. For purposes of the diluted net loss per share calculation, potential shares of common stock, consisting of outstanding stock options and restricted stock units, have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures of expenses by requiring public business entities to provide further disaggregation of relevant expense captions (i.e., employee compensation, depreciation, intangible asset amortization) in a separate note to the financial statements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses. The transition method is prospective with the retrospective method permitted, and ASU 2024-03 will be effective for the Company for its annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. The Company is currently evaluating the impact on its disclosures.

Intangibles-Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which eliminates the project stage model and introduces a probable-to-complete recognition threshold for the capitalization of software development costs. The amendment in the update requires an assessment of uncertainty associated with software development activities, additional disclosures for capitalized internal-use software costs and consideration of website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. ASU 2025-06 can be applied prospectively, through a modified transition approach, or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed financial statements and accompanying notes.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
As of June 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$55,358	$55,358	$—	$—
U.S. Treasury securities	13,977	—	13,977	—
Short-term investments:
U.S. Treasury securities	191,566	—	191,566	—
Total	$260,901	$55,358	$205,543	$—

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

Level 2 financial instruments are comprised of investments in U.S. Treasury bills and notes which are fixed income securities. We estimate the fair value of our Level 2 financial instruments by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.

As of December 31, 2025, the Company held no financial instruments measured at fair value.

4.
Short-term Investments

The following tables summarize the Company’s short-term investments in marketable securities (in thousands):

As of June 30, 2026	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$191,801	$—	$(235)	$191,566
Total		$191,801	$—	$(235)	$191,566

As of December 31, 2025, the Company held no short-term investments.

The unrealized losses on the Company’s short-term investments were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at June 30, 2026 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		Total
As of June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$186,577	$(235)	$186,577	$(235)
Total	$186,577	$(235)	$186,577	$(235)

Accrued interest receivable on available-for-sale securities was $1.3 million at June 30, 2026. The Company has not written off any accrued interest receivable for the six months ended June 30, 2026.

5.
Collaboration, License and Research Agreements

Research Collaboration and License Agreement and Securities Purchase Agreement with Bristol Myers Squibb Company

In November 2023, Avidity entered into a Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“BMS”). In connection with the BMS Collaboration Agreement, the Company recognized revenue of $3.0 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $22.6 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. Revenue from R&D services performed in satisfaction of the performance obligation under the BMS Collaboration Agreement is $3.0 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $7.6 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. As of March 31, 2026, the Company recorded $15.0 million collaboration receivable upon the successful delivery of a development candidate under the BMS Collaboration Agreement. The related receivable was collected during the current period. As a result, the Company had no collaboration receivable outstanding as of June 30, 2026.

As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations under the Company’s Third Party Agreements consisted solely of fixed consideration related to ongoing research and development services under the BMS Collaboration Agreement. The Company expects to recognize this remaining fixed consideration as revenue over the remaining research term as services are performed.

The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2026. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the

Company and contingent upon BMS efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research Collaboration and License Agreement with Eli Lilly and Company

In April 2019, Avidity entered into a Research Collaboration and License Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) for the discovery, development and commercialization of Antibody Oligonucleotide ConjugatesTM (“AOC”) products directed against certain targets in immunology and other select indications on a worldwide basis. The Company recognized no revenue for the three months ended June 30, 2026 and 2025, respectively, and recognized no revenue for the six months ended June 30, 2026 and 2025, respectively. In August 2025, Lilly paid Avidity $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target. The Company assumed the Lilly Agreement as part of the Separation.

There was no collaboration receivable related to the Lilly Agreement as of June 30, 2026 and December 31, 2025. There was no deferred revenue related to the Lilly Agreement at June 30, 2026 and December 31, 2025, respectively.

The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2026. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon Lilly efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Collaboration, License and Research Agreement Activity

The amounts received that have not yet been recognized as revenue are deferred on the Company's condensed balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to the BMS Collaboration Agreement and the Lilly Agreement, for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

Balance at January 1, 2025	$58,948
Revenue recognized that was included in the balance at the beginning of the period	(1,573)
Balance at March 31, 2025	$57,375
Revenue recognized that was included in the balance at the beginning of the period	(3,847)
Balance at June 30, 2025	$53,528

Balance at January 1, 2026	$50,330
Revenue recognized that was included in the balance at the beginning of the period	(4,635)
Balance at March 31, 2026	$45,695
Revenue recognized that was included in the balance at the beginning of the period	(3,004)
Balance at June 30, 2026	$42,691

Disaggregation of Collaboration Revenue

The Company disaggregates collaboration revenue by significant collaboration partner, which reflects differences in the nature of the promised goods and services and the timing of revenue recognition. Collaboration revenue for the three and six months ended June 30, 2026 and 2025 was solely related to the BMS Collaboration Agreement.

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

6.
Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research	$801	$714
Accrued manufacturing and technical development	6,789	4,641
Other accrued liabilities	5,722	3,590
Total accrued liabilities	$13,312	$8,945

7.
Stockholders' Equity

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

2026 Incentive Award Plan

The Company’s 2026 Incentive Award Plan (the “2026 Plan”) was approved by its board of directors on February 26, 2026, and became effective on February 26, 2026. The 2026 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2026 Plan was 2,909,446, which shall be cumulatively increased each January 1 beginning January 1, 2027 and ending on and including January 1, 2036, by the lesser of 5% of the number of shares of the Company’s common stock outstanding (including any shares issuable pursuant to pre-funded warrants) on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors. As of June 30, 2026, there were 171,394 shares remaining available for grant under the 2026 Plan.

2026 Employment Inducement Incentive Award Plan

In April 2026, the Company adopted the 2026 Employment Inducement Incentive Award Plan (the “2026 Inducement Plan”), pursuant to which the Company from time to time is permitted to make equity grants to new employees as a material inducement to their employment. The 2026 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and the plan will be administered by the Company’s Human Capital Management Committee of the Company’s board of directors (the “HCM Committee”). The 2026 Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees but does not allow for the granting of incentive stock options. The terms of the stock options under the 2026 Inducement Plan, in general, will be determined by the HCM Committee, provided the exercise price per share will not be set at less than the fair market value of a share of the common stock on the date of grant and the term will not be greater than ten years from the date the option or award is granted. A total of 310,000 shares of the Company’s common stock were initially reserved for issuance under the 2026 Inducement Plan. As of June 30, 2026, there were 65,125 shares remaining available for grant under the 2026 Inducement Plan.

2026 Employee Stock Purchase Plan

The Company's 2026 Employee Stock Purchase Plan (the “2026 ESPP”) was approved by its board of directors and became effective in February 2026. A total of 171,144 shares of common stock were initially reserved for issuance under the 2026 ESPP, which shall be cumulatively increased each January 1 beginning January 1, 2027 and ending on and including January 1, 2036, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding (including any shares issuable pursuant to pre-funded warrants) on the immediately preceding December 31 or (ii) such lesser number of shares determined by the Company’s board of directors. The 2026 ESPP allows eligible employees to purchase shares during certain offering periods. No shares have been purchased under the 2026 ESPP as of June 30, 2026.

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

Stock‑based compensation expense during the Spin-Off period primarily relates to accelerated vesting of equity awards in connection with the Spin-Off, including Make Whole Awards. For the period subsequent to the Company becoming a standalone company in February 2026, stock‑based compensation expense exclusively related to stock option grants to members of the Company's board of directors and employees. The Company granted 861,500 stock options and 430,750 restricted stock units to employees during the three month period ended June 30, 2026.

Stock-based compensation expense attributed to the Company as well as incurred by the Company by classification included within the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development expense	$592	$914	$6,450	$1,536
General and administrative expense	301	786	6,656	1,374
Total stock-based compensation expense	$893	$1,700	$13,106	$2,910

8.
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

Net Deficit of the Former Parent

Net transfers from Avidity represent the net effect of transactions between Avidity and the Company prior to the Separation. The components of net transfers from Avidity are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net transfers from Former Parent as reflected in the condensed statement of cash flows	$—	$12,173	$301,505	$23,276
Stock-based compensation	—	1,700	12,177	2,910
Net lease expense for Avidity	—	(743)	63	(1,510)
Depreciation for Avidity	—	(132)	(331)	(158)
Net assets distributed from Avidity	—	—	—	742
Net transfers from Former Parent as reflected in the condensed statement of changes in deficit	$—	$12,998	$313,414	$25,260

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

These allocations to the Company are reflected in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost allocations
Research and development expenses	$—	$3,907	$11,688	$6,510
General and administrative expenses	—	3,223	10,799	5,311
Total cost allocations	$—	$7,130	$22,487	$11,821

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

Stock-Based Compensation

Prior to the Spin-Off, the Company participated in Avidity’s share-based compensation plans, the costs of which have been allocated to the Company and recorded in research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Refer to Note 7 for additional information.

9.
Segment Information

The Company’s operations constitute a single operating and reportable segment. The following table presents financial information, including significant segment expenses, which are regularly provided to the Chief Operating Decision Maker (“CODM”). The Company's CODM is the Chief Executive Officer, who utilizes adjusted net loss in assessing performance and allocating resources by comparing net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the condensed balance sheets as total assets. Research and development expenses and general and administrative expenses are adjusted to exclude depreciation and stock-based compensation for segment presentation. Other segment items include depreciation, stock-based compensation, other income, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Adjusted research and development (1)	$14,452	$12,312	$25,135	$18,582
Adjusted general and administrative (1)	9,935	2,620	23,802	4,112
Adjusted net loss (1) (2)	(24,387)	(14,932)	(48,937)	(22,694)
Total other segment items (3)	4,201	2,053	12,118	2,366
Net loss	$(20,186)	$(12,879)	$(36,819)	$(20,328)

(1) Excludes depreciation and stock-based compensation expense.

(2) Excludes deferred revenue recognition and revenue accruals.

(3) Includes depreciation, stock-based compensation expense, interest income, other expense and collaboration revenue recognized.

10.
Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and dilutive potential common stock outstanding during the period if the effect is dilutive. The Company's potential common stock includes outstanding stock options and restricted stock units.

In all periods presented, the Company’s outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(20,186)	$(12,879)	$(36,819)	$(20,328)
Denominator:
Basic and diluted weighted-average common shares	17,106	17,106	17,106	17,106
Basic and diluted net loss per share	$(1.18)	$(0.75)	$(2.15)	$(1.19)

The following table presents the potential shares of common stock outstanding that were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Options	962	962
Restricted stock units	431	431
Total	1,393	1,393

The Company had no potential common stock outstanding during the three and six months ended June 30, 2025.

11.
Subsequent Event

In August 2026, the Company achieved a milestone under the BMS Collaboration Agreement upon delivery of a lead compound targeting an undisclosed cardiology indication, entitling the Company to a $15.0 million milestone payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis (this “MD&A”) of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This MD&A contains forward‑looking statements reflecting our expectations, plans, and assumptions regarding future operating performance, which are subject to risks and uncertainties that may be outside our control. Actual results may differ materially from those expressed or implied by such forward‑looking statements due to factors described in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward‑Looking Statements.” The Company was incorporated in connection with its separation from Avidity Biosciences, Inc. (“Former Parent” or “Avidity”) and became an independent public company upon completion of the Spin-Off (as defined below). As a result, the results of operations and cash flows presented for the periods discussed below reflect our operations as a standalone entity and may not be indicative of future results. This MD&A is intended to provide an understanding of our financial condition, changes in financial condition, and results of operations during the three and six months ended June 30, 2026, and should be read in conjunction with the information contained in Exhibit 99.1 to our Registration Statement on Form 10-12B/A, as amended (File No. 001-43008), which was filed with the Securities and Exchange Commission (the “SEC”) and became effective on February 26, 2026 (the “Form 10”).

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

We have initially selected genetically validated cardiology targets for our development pipeline. Our precision cardiology pipeline currently consists of two primary, wholly owned precision cardiology development candidates for the treatment of PRKAG2 syndrome and PLN cardiomyopathy. We also have two additional pipeline candidates in research and development targeting undisclosed rare cardiology targets which we may develop in the future. The chart below represents a summary of our wholly owned development programs.

ATR 1072

Our lead product candidate, ATR 1072, is a siRNA-based therapy targeting PRKAG2 for the treatment of PRKAG2 syndrome. Preclinical studies to date have demonstrated ATR 1072’s potency and selectivity for PRKAG2 silencing. A mouse surrogate AOC (“mATR 1072”) containing the siRNA component of ATR 1072 conjugated to a mouse targeting anti-TFR1 antibody demonstrated robust in vivo activity. Marked reductions of PRKAG2 mRNA in the heart of wildtype mice were observed with mATR 1072. We also observed substantial reductions in PRKAG2 protein in the heart. We have also observed functional activity of mATR 1072 in a mouse model of PRKAG2 syndrome. In this model, mice exhibit reduced diastolic function and conduction abnormalities relative to wildtype mice. Treatment with mATR 1072 improved diastolic function and restored electrical conduction parameters, which we believe establishes a link between PRKAG2 molecular target engagement and functional cardiac benefit. In addition, preclinical studies in cynomolgus monkeys, a non-human primate (“NHP”) species, have been conducted. ATR 1072 was pharmacologically active in NHP achieving robust and durable PRKAG2 mRNA knockdown and reduced protein expression in the heart. In these studies in NHP, ATR 1072 was well tolerated, with no adverse findings in electrocardiogram (“ECG”) parameters or heart morphology with a preclinical tolerability profile comparable to others in the RNA delivery platform. The U.S. Food and Drug Administration (“FDA”) has cleared our Investigational New Drug (“IND”) application allowing us to move forward with our CorventisTM Phase 1/2 clinical trial designed to evaluate ATR 1072 for the treatment of PRKAG2 syndrome. Additionally, the Company has received a No Objection Letter from Health Canada enabling the activation of planned Corventis™ study sites in Canada. Clinical site initiation activities are currently underway, and we expect the first participant to be enrolled by the end of 2026. Initial trial data demonstrating proof of concept is anticipated in the second half of 2027.

ATR 1086

Our second lead product candidate, ATR 1086, is a siRNA-based therapy targeting phospholamban (“PLN”) for the treatment of PLN cardiomyopathy. Preclinical studies to date have demonstrated ATR 1086’s potency and selectivity for PLN silencing. In a mouse surrogate AOC (“mATR 1086”) containing the siRNA component of ATR 1086 conjugated to a mouse targeted anti-TFR1 antibody, mATR 1086 demonstrated robust PLN mRNA reduction in the heart. Preclinical studies have also demonstrated the functional activity of mATR 1086 in a humanized mouse model of PLN cardiomyopathy (hPLNR14/R14). This model is homozygous for the human PLN 14del mutation resulting in rapidly progressive heart disease where animals die within 8 weeks of life. mATR 1086 treatment in this model resulted in 100% survival through the duration of the study for at least 20 weeks. In addition, mATR 1086 treated mice had substantial improvement in cardiac function marked by increased ejection fraction compared to untreated mice. These data demonstrate that reduction of mutant PLN led to improved heart function. Preliminary tolerability data in a higher species, the NHP, has been evaluated. ATR 1086 was pharmacologically active in NHP achieving robust and durable PLN mRNA knockdown in the heart. Sustained PLN mRNA reduction (~80%) was well tolerated for over three months in non-GLP studies in cynomolgus monkeys (n=3), an NHP species, with no adverse findings in ECG parameters or heart morphology with a preclinical tolerability profile comparable to others in the RNA delivery platform. Chemistry, Manufacturing, and Controls (“CMC”) manufacturing for ATR 1086 has been initiated to support IND-enabling preclinical studies in 2026. We expect to file an IND for ATR 1086 in 2027.

Other Programs

While we initially focused on targeting rare cardiac conditions with high unmet need, we believe our de-risked technology coupled with the robust preclinical data across two different therapeutic areas supports our strategy to expand the pipeline to treat a broader range of genetic cardiac diseases. We are also advancing two undisclosed pipeline programs in rare cardiomyopathy targets and expect to select our next development candidate in 2027.

Separation from Avidity

In October 2025, Avidity entered into an Agreement and Plan of Merger with Novartis AG (“Novartis”) and Ajax Acquisition Sub, Inc., a wholly owned subsidiary of Novartis (“Merger Sub”), pursuant to which Merger Sub merged with and into Avidity, with Avidity surviving as an indirect wholly owned subsidiary of Novartis (the “Merger”).

In connection with the Merger, we entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Avidity and Novartis. Pursuant to the Separation Agreement, Avidity undertook a pre-closing reorganization (the “Separation”) to transfer to us all assets and liabilities related to its early-stage precision cardiology programs and certain collaboration agreements. Avidity retained all other assets and liabilities.

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

Additionally, in the Spin-Off, holders of options to purchase shares of the Former Parent Common Stock (the “Former Parent Stock Options”) and holders of restricted stock units denominated in shares of the Former Parent Common Stock, whether subject to time-based or performance-based vesting, that were granted under any equity plans, agreements or arrangements of the Former Parent (“Former Parent RSUs” and together with the Former Parent Stock Options, the “Former Parent Equity Awards”) received a non-transferable Make Whole Award that will be settled in shares of common stock at a ratio of one (1) share of common stock for every ten (10) shares of the Former Parent Common Stock underlying each such Former Parent Equity Award, as required by the terms of the Separation Agreement and as permitted by the SEC’s Staff Legal Bulletin No. 4. The Company granted Make Whole Awards to certain holders of Former Parent Equity Awards for an aggregate of 1,590,677 shares of its common stock, which awards were outstanding as of June 30, 2026. These awards are required to be settled as soon as administratively practicable after the effective time of the Spin-Off, but in no event after March 15, 2027. See Note 7.

From and after the completion of the Spin-Off, the Company continues to operate as an independent, publicly traded company. The Company was capitalized with $270.0 million in cash, less the sum of the amount of marketable securities and cash, cash equivalents and restricted cash contained in any accounts owned by the Company as of the close of business on the day prior to the date of the Spin-Off (such net amount, the “Company Funding”). The Company is led by a dedicated management team and board of directors. Avidity has no continuing ownership interest in the Company following the Spin-Off.

In connection with the Spin-Off, the Company entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, refer to Note 8.

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

Operating Expenses

Research and development

Research and development expenses represent costs incurred in connection with our discovery research and ongoing efforts to progress preclinical programs into clinical development as well as to execute clinical trials. These expenses include both external and internal costs, as follows:

•
External costs, including fees paid to clinical research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), consultants, scientific advisors, and other third parties involved in preclinical and clinical development, and regulatory activities; and
•
Internal costs, including employee-related expenses (including salaries, benefits, and stock-based compensation) for personnel engaged in research and development; costs of laboratory supplies, preclinical and clinical materials; and allocated facility, information technology, and depreciation expenses of leasehold improvements and equipment.

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

Other income (expense)

Other income (expense) primarily includes interest income and fluctuations in other non-operating items.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Collaboration revenue	$3,004	$3,847	$(843)	$22,639	$5,420	$17,219
Research and development expenses	15,343	13,293	2,050	32,000	20,230	11,770
General and administrative expenses	10,279	3,418	6,861	30,537	5,506	25,031
Total operating expenses	25,622	16,711	8,911	62,537	25,736	36,801
Total other income (expense)	2,432	(15)	2,447	3,079	(12)	3,091
Net loss	$(20,186)	$(12,879)	$(7,307)	$(36,819)	$(20,328)	$(16,491)

Collaboration Revenue

Collaboration revenue decreased by $0.8 million for the three months ended June 30, 2026, as compared to the same period in 2025. Collaboration revenue increased by $17.2 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to the recognition of a $15 million milestone under the BMS Collaboration Agreement.

Research and Development Expenses

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
External costs:
ATR 1072	$4,674	$4,186	$488	$8,349	$6,104	$2,245
ATR 1086	442	1,432	(990)	638	1,497	(859)
Other programs	—	1,079	(1,079)	296	1,276	(980)
Unallocated	2,504	1,273	1,231	5,289	2,144	3,145
Total external costs	7,620	7,970	(350)	14,572	11,021	3,551
Internal costs
Employee-related expenses	5,630	3,225	2,405	14,074	5,348	8,726
Facilities, lab supplies and other	2,093	2,098	(5)	3,354	3,861	(507)
Total internal costs	7,723	5,323	2,400	17,428	9,209	8,219
Total research and development expenses	$15,343	$13,293	$2,050	$32,000	$20,230	$11,770

Research and development expenses increased by $2.1 million for the three months ended June 30, 2026, as compared to the same period in 2025. External costs decreased by $0.4 million primarily as a result of normal fluctuations in operating activities. Internal costs increased by $2.4 million primarily due to higher personnel costs including salaries, wages, and executive transition bonus award. Similarly, research and development expenses increased by $11.8 million for the six months ended June 30, 2026, as compared to the same period in 2025. External costs increased by $3.6 million primarily due to an increase in contract manufacturing expense and other development costs. Internal costs increased by $8.2 million primarily due to higher personnel costs including salaries, wages, executive transition bonus award, and accelerated vesting of stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $6.9 million for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to $2.3 million in higher personnel costs including salaries, wages and executive transition bonus award, and $4.0 million in external spend to support our expanded operations. Similarly, general and administrative expenses increased by $25.0 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to $9.6 million in higher personnel costs including salaries, wages, executive transition bonus award, accelerated vesting of stock-based compensation, and $13.8 million in external spend on professional services expense and to support our expanded operations.

Other Income (Expense)

Other income (expense) increased by $2.4 million for the three months ended June 30, 2026 and $3.1 million for the six months ended June 30, 2026, as compared to the same periods in 2025. The increase in both periods was attributable to interest earned on our money market funds and short-term investments in U.S. Treasury securities, which we began to hold following the establishment of our independent cash management structure in connection with the Spin-Off. We did not separately hold cash, cash equivalents, or short-term investments during the 2025 periods, as our liquidity was managed centrally by Avidity prior to the Spin-Off.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flow from operations since inception and we anticipate that we will continue to incur net losses for the foreseeable future. Historically, we have depended on Avidity to fund our operations as Avidity used a centralized approach to cash management and financing prior to the Spin-Off. As a result, we did not maintain our own bank accounts and had no cash, cash equivalents, and short-term investments prior to the establishment of our independent cash management structure. As of June 30, 2026, we held cash and cash equivalents of $72.3 million and short-term investments of $191.6 million.

We no longer participate in Avidity’s centralized treasury system and independently manage our liquidity. We anticipate that the Company Funding, as well as cash generated from our collaboration agreements, will be sufficient to meet our working capital requirements, capital expenditures and other general corporate purposes. Whether these resources are adequate to meet our liquidity needs will depend on our growth and operating results.

We expect to invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We will attempt to minimize credit risk related to our cash, cash equivalents and restricted cash by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

Future Capital Requirements

As of June 30, 2026, following the establishment of our independent cash management structure in connection with the Spin-Off, we held cash, cash equivalents, and short-term investments of $263.9 million. We expect that our cash, cash equivalents, and short-term investments, as of the date of this Quarterly Report, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for at least 12 months from the date of the filing of this Quarterly Report.

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

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products pursuant to our existing Third Party Agreements or enter into new collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with the Company Funding, revenue generated from the Third Party Agreements, if any, and through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our operations.

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

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(35,069)	$(23,010)
Net cash used in investing activities	(193,685)	(266)
Net cash provided by financing activities	301,505	23,276
Net increase in cash, cash equivalents and restricted cash	$72,751	$—

Cash Flows from Operating Activities

Net cash used in operating activities was $35.1 million for the six months ended June 30, 2026, compared to $23.0 million used in operating activities for the six months ended June 30, 2025. The change primarily reflects higher research and development spending as well as general and administrative expenses as described under “Results of Operations”. Our operating cash flows historically represent funding requirements for our activities, which were financed by Avidity through intercompany transfers.

Cash Flows from Investing Activities

Net cash used in investing activities was $193.7 million for the six months ended June 30, 2026, compared to $0.3 million used in investing activities for the six months ended June 30, 2025. The change primarily reflects the purchase of short-term investments and the acquisition of lab equipment to further the research and development of product candidates.

Cash Flows from Financing Activities

Net cash provided by financing activities was $301.5 million for the six months ended June 30, 2026, compared to $23.3 million provided by financing activities for the six months ended June 30, 2025. These amounts reflect net transfers from the Former Parent as part of the Separation.

Contractual Obligations and Commitments

In June 2020, and as amended in December 2020, the Former Parent entered a non-cancellable operating lease for approximately 47,737 square feet of office and laboratory space in San Diego, California. The Former Parent entered into an expansion lease in June 2023, increasing the total leased space to 54,597 square feet. Both leases terminate concurrently on November 30, 2026. In connection with the Separation, the lease and all related rights and obligations have been transferred and assigned to us, and, we now operate as the tenant under the lease.

Additionally, prior to the Separation, certain facility and service arrangements were commingled within contracts held by the Former Parent. Under the terms of the Separation, the Former Parent will retain those commingled contracts and continue to be the obligor. We did not assume any of the Former Parent’s obligations under those agreements.

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

Critical Accounting Estimates

Our critical accounting estimates are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in Exhibit 99.1 to the Form 10. There have been no significant changes to these critical accounting estimates during the six months ended June 30, 2026.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, including the expected timing and impact of adoption, see Note 2, “Summary of Significant Accounting Policies,” to our condensed financial statements included elsewhere in this Quarterly Report and Exhibit 99.1 to the Form 10. There have been no material changes to our assessment of recently issued accounting standards during the six months ended June 30, 2026.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

In making this determination, management considered that we became a standalone public company in February 2026 following the Spin-Off and that certain processes and controls continue to evolve as we complete our transition to a fully independent operating environment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this Quarterly Report, including our condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline substantially. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

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
•
All of our development programs are in the discovery, preclinical or clinical stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render the RNA delivery platform obsolete.
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our preclinical studies and clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
•
As an organization, we have never completed any pivotal clinical trials or submitted a Biologic License Application (“BLA”) for regulatory approval and may be unable to do so for any of our product candidates.
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
•
Under certain circumstances, Eli Lilly and Company (“Lilly”) or Bristol Myers Squibb Company (“BMS”) may each unilaterally terminate its respective agreement with us for convenience, which could materially and adversely affect our cash flows.
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were formed in September 2025 as a subsidiary of Avidity in anticipation of the Separation. All of our development programs are in the discovery, preclinical or clinical stage. Our operations to date have been limited to activities required to effect the Separation and Spin-Off. We are focused primarily on organizing our company, business planning, identifying product candidates, and conducting research, preclinical and clinical studies. Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As a company, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

The historical information in this Quarterly Report refers in part to our business as operated by and integrated with Avidity. Our historical financial information prior to the Separation included in this Quarterly Report is derived from the consolidated financial statements and accounting records of Avidity. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

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

We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $36.8 million and $20.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $8.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require additional development time and resources, which would be substantial, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our preclinical studies for our development programs, prepare for and conduct our clinical trials and seek regulatory approval for our current product candidates and any future product candidates we may develop. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, compliance, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We do not have any committed external source of funds or other support for our development efforts. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts.

As of June 30, 2026, our cash, cash equivalents, and short-term investments were $72.3 million and $191.6 million, respectively. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least 12 months from the date of the filing of this Quarterly Report. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, including through public or private equity or debt financings or other capital resources, such as potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from day-to-day activities, which may adversely affect the ability to develop our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

All of our development programs are in the discovery, preclinical or clinical stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

All of our development programs are in the discovery, preclinical or clinical stage. We will need to progress our preclinical-stage candidates through IND-enabling studies and receive allowance from the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. The testing of our clinical-stage candidates will be expensive and will take many years to complete and its outcome is inherently uncertain. Our ability to generate product revenues, which we do not expect will occur in the near term, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on the proprietary RNA delivery platform, which leverages a novel and unproven approach as applied to cardiac targets. While the RNA delivery platform has produced favorable preclinical and early clinical study results in certain neuromuscular indications studied by Avidity, we have not yet succeeded and may not succeed in producing final data demonstrating safety, purity or potency for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our research methodology and approach to oligonucleotide-based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on the technology platform may not be effective, may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating the potential of our product candidates in our cardiac disease programs, as well as under the BMS Collaboration Agreement and the Lilly Agreement (each as defined below). Further, because all of our product candidates and development programs are based on the RNA delivery platform, adverse developments with respect to one of our programs, or with respect to Avidity’s product candidates developed using the RNA delivery platform, may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. The leadership changes at the FDA in the current presidential administration may compound this uncertainty. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we may not be able to meet expected time frames for IND submissions. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and early clinical trials. In particular, while we have conducted preclinical trials in potential product candidates, we do not know whether these product candidates will perform in ongoing or future studies as they have performed in these prior studies. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in any of our studies, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our preclinical studies and clinical trials will be successful. Any safety concerns observed in any of our preclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our preclinical studies and our clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

We do not know whether our planned clinical trials will begin on time or if our ongoing clinical trials will be completed on schedule, if at all. The commencement, associated data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible participants for these trials as may be required by the FDA or similar regulatory authorities outside the United States. Participant enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of participants to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled participants will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of participants for each of our clinical trials. In addition, the FDA and other regulatory authorities may require that we have a certain proportion of participants in our trials from the United States or other jurisdictions in order to establish that the clinical trial results are applicable to the relevant patient populations. Potential participants for any clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We are initially developing product candidates targeting rare cardiac conditions with small patient populations from which to draw for clinical trials. Genetically defined diseases generally, including those for which our current product candidates are targeted, have low incidence and prevalence. We also may encounter difficulties in identifying and enrolling participants with a stage of disease appropriate for our clinical trials and monitoring such participants adequately during and after treatment. In addition, the process of identifying participants may prove costly.

The timing of our clinical trials depends, in part, on the speed at which we can recruit participants to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the group of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of participants, the timeline for recruiting participants, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of participants for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our current and future clinical trials and, while we have entered and will enter into agreements governing their services, we have limited influence over their actual performance.

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

As an organization, we have never completed any pivotal clinical trials or submitted a BLA for regulatory approval and may be unable to do so for any of our product candidates.

We are continuing to develop our product candidates, and we will need to successfully complete IND-enabling studies for our preclinical product candidates. Following such studies, we will need to successfully complete our planned early-stage clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. In July 2026, the FDA cleared our IND application allowing us to move forward with our Corventis™ Phase 1/2 clinical trial designed to evaluate ATR 1072 for the treatment of PRKAG2. Additionally, the Company has received a No Objection Letter from Health Canada enabling the activation of planned Corventis™ study sites in Canada. However, as an organization, we have not completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA or other regulatory authorities may not be comprehensive, we cannot be certain how many clinical trials of any of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our clinical trials, could prevent us from, or delay us in, submitting BLAs or comparable foreign submissions for and commercializing our product candidates.

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

Disruptions at the FDA, the USPTO and other government agencies caused by funding shortages, leadership changes, staffing cuts or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and foreign regulatory authorities’ abilities to hire and retain leadership and key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ abilities to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Furthermore, if the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, in recent years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. presidential administration has issued certain policies and executive orders directed toward reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA and the USPTO, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the ability of these agencies to conduct routine activities.

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
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Pursuant to the Spin-Off, Avidity retained all intellectual property and data that was not exclusively related to cardiology, other than certain platform-related intellectual property that is initially owned by us (subject to a right of Avidity to obtain assignment of such intellectual property, subject to a grant-back license to us, as further described below). The RNA delivery platform was leveraged to develop RNA therapies across multiple disease types. Accordingly, much of the intellectual property and data that is material to our cardiology programs is owned by Avidity and is subject to certain existing third-party obligations. Therefore, in connection with the Spin-Off, we entered into the License Agreement with Avidity (the “Avidity License Agreement”) to enable our continued access to such intellectual property and data. Even though the Separation Agreement granted us term-limited ownership of certain intellectual property covering the RNA delivery platform, the Avidity License Agreement provides that we must assign to Avidity ownership of such intellectual property and intellectual property related to modification or enhancements to the RNA delivery platform that we may develop after the Spin-Off, without additional compensation, at Avidity’s request, following the completion of target selection under (or any earlier termination of) the BMS Collaboration Agreement, or prior to a change of control of the Company. In the event of such assignment, we would receive (i) an exclusive (including as to Avidity and its affiliates), worldwide, royalty-free license to exploit products subject to the Lilly Agreement or BMS Collaboration Agreement (each as defined below), and (ii) a non-exclusive, worldwide, royalty-free right to exploit cardiovascular products in the cardiovascular field. In connection with the Avidity License Agreement, Avidity is, and Avidity will be, primarily responsible for the prosecution, maintenance and enforcement of the patents and patent applications (with regards to the RNA delivery platform, following transfer to Avidity) directed to all such intellectual property. Avidity’s failure to file relevant patents that cover intellectual property that is important to our programs, or to prosecute, maintain or enforce intellectual property that is important to our programs, would impair our competitive position and have a material adverse effect on our business. Further, our business relies on continued access to know-how, trade secrets and data that are owned and controlled by Avidity. This reliance pervades various aspects of our business, including the conduct of research, the performance of clinical trials, the making of scientific publications, and the submitting of regulatory and patent filings. If Avidity fails to provide or maintain the foregoing, then such failure could have a significant impact on our ability to conduct our programs and have a material adverse effect on our business.

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

Following potential approval of any our product candidates, the FDA and foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, or to maintain any approval after received, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record-keeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCP and similar foreign requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We will also face competition in establishing clinical trial sites, enrolling participants for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition could reduce the number and types of participants available to us, because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could reduce the number of participants who are available for our clinical trials in such clinical trial sites.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

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
•
some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•
some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration of pharmaceutical sales representatives.

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

For example, in March 2010, the ACA was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. ACA provisions of importance to our product candidates established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded the entities eligible for enrollment in the 340B program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

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

Most significantly, the Inflation Reduction Act of 2022 (the “IRA”) marked the most significant action by Congress with respect to the pharmaceutical industry since the adoption of the ACA in 2010. Among other things, the IRA required manufacturers of certain single-source drugs to engage in price negotiations directly with the Medicare program, resulting in a price cap called the Maximum Fair Price; imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; redesigned the Medicare Part D benefit to eliminate the so-called “donut hole” or coverage gap; and replaced the previous Part D coverage gap discount program with a new manufacturer discount program. CMS has published negotiated prices for the first ten selected drugs, which became effective January 1, 2026, and has published negotiated prices for a second set of 15 drugs, which will become effective January 1, 2027. In January 2026, CMS announced a third set of 15 drugs (including, for the first time, drugs covered under Medicare Part B) selected for negotiation, with any resulting MFPs to take effect January 1, 2028. Negotiations for the third cycle are ongoing. In addition, the One Big Beautiful Bill Act of 2025 modified the IRA’s orphan drug exclusion, broadening it to cover drugs designated for multiple rare diseases or conditions and delaying the start of the negotiation eligibility period for orphan drugs that subsequently receive non-orphan approvals.

Pharmaceutical manufacturers have filed numerous legal challenges to the negotiation program on constitutional and statutory grounds. To date, courts have rejected every substantive constitutional challenge to the program, and the U.S. Supreme Court declined to hear manufacturer appeals. Certain statutory and APA-based challenges, including challenges to the selection of specific drugs for specific negotiation cycles, remain pending in the lower courts. The program has continued to operate undisturbed throughout the litigation.

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

In connection with Medicare Part B, a pharmaceutical manufacturer must provide CMS with average sales price (“ASP”) information for its drugs or biologicals payable under Part B on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by CMS. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. The Part B payment rate is the amount that CMS reimburses the provider for drugs and biologicals administered to Medicare beneficiaries.

The IRA imposed inflation-based rebates if applicable, will be calculated on the basis of the AMP figures we will be required to report pursuant to the MDRP if we enroll in the MDRP (for the Medicare Part D inflation-based rebate) and on the basis of the Part B payment rate, which in turn is based on the reported ASP figures (for the Medicare Part B inflation-based rebate).

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

HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. The revised ADR final rule became effective in 2024, and established panels of HRSA Office of Pharmacy Affairs subject matter experts to adjudicate claims, with decisions subject to an internal reconsideration process and potential federal court review.

The 340B program is subject to significant and ongoing regulatory and legal uncertainty. In August 2025, HRSA announced a voluntary 340B Rebate Model Pilot Program that would have required covered entities to purchase certain drugs at wholesale acquisition cost and then submit claims data to receive a rebate equal to the 340B discount, replacing the traditional upfront discount model. A federal district court vacated the pilot program in February 2026 on Administrative Procedure Act grounds, and upfront 340B discounts remain in effect for all covered outpatient drugs. HRSA has issued a request for information indicating it is reconsidering whether to implement a revised rebate-based model, and the ultimate structure of the 340B program (including whether manufacturers may shift from upfront discounts to rebate models) remains subject to further regulatory action and litigation.

If we enroll in the 340B program, our failure to comply with 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results if we enroll in the 340B program.

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

We have product liability insurance coverage for clinical development. In addition, we may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Our business, including preclinical studies and clinical trials, and financial condition, are subject to risks arising from pandemic and epidemic diseases.

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

We currently maintain, and will continue to maintain in the future, sensitive information, including confidential business data related to our preclinical and clinical studies and, patient health information. As a result, we are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, including as our operations continue to expand or if we operate in foreign jurisdictions. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

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

In addition, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

Numerous states also now have comprehensive privacy laws in effect, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. These laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’ collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’ behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Certain states have also passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law that regulated health and medical information that is not subject to HIPAA. Further, a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information and other states, such as Texas, Florida and Utah have implemented laws specifically targeting the collection and use of genetic data. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

As we continue to integrate AI and related technologies into our operations, we face ongoing challenges in ensuring these systems function as intended and do not introduce unforeseen risks. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. There can be no assurance that our efforts to manage and mitigate these risks will be successful, and any failure to do so could have a material adverse effect on our business.

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

The rapid development and deployment of AI and related technologies may amplify existing risks, including those associated with regulation, litigation, compliance, ethical considerations, confidentiality, and data privacy or security. Multiple governmental authorities have already proposed or enacted laws and issued guidance specifically addressing the use of AI, such as the EU Artificial Intelligence Act and various state laws in the United States. In the United States, the AI regulatory environment is complex and uncertain, and there are ongoing debates regarding passing federal legislation addressing AI, including currently a debate that may result in Congress acting to preempt state AI laws. The FDA has also advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development and US states have implemented laws seeking to regulate AI usage in the context of employment specifically. These evolving regulatory frameworks may impose new or more stringent obligations on our business, potentially making it more difficult to implement or expand our use of AI technologies.

As the regulatory landscape continues to develop, we may incur significant costs to comply with new laws and regulations, and there is a risk that such requirements could ultimately restrict or limit our ability to utilize AI in our operations. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Failure to comply with applicable AI-related regulations could result in regulatory fines, penalties, or other liabilities, any of which could adversely affect our business, financial condition, or results of operations.

The use of AI systems increases the risk of cybersecurity threats, such as data breaches and unauthorized access to sensitive information, which could lead to financial losses, legal liabilities, and reputational harm for the Company.

The deployment of AI systems could expose the Company to heightened cybersecurity threats. These threats may include cybersecurity incidents, data breaches and other unauthorized access to sensitive information, which could result in financial losses, legal liabilities, and reputational damage. As AI technologies become more integrated into our operations, the complexity and potential attack surface of our systems may increase, making it more challenging to safeguard against evolving cyber threats. Any failure to adequately protect our systems and data could adversely affect our business, financial condition, or results of operations.

Moreover, the use of AI systems may expose us to heightened cybersecurity risks, including cybersecurity incidents, data breaches and unauthorized access to sensitive information. Such incidents could result in financial losses, legal liabilities, and reputational damage. In addition, inadequate management or oversight of AI technologies by our employees could compromise our confidential information, intellectual property, or overall reputation. Bad actors around the world also use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of our directors, officers, employees or agents to us or our stockholders, creditors or other constituents; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or Certificate of Incorporation or Bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. The provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claims for which the federal courts have exclusive jurisdiction, in which case such claim must be brought in a federal court sitting in Delaware. Our Certificate of Incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. In any case, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. Our Certificate of Incorporation also provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to this choice of forum provision. If a court were to find the choice of forum provisions in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

An active trading market for our common stock may not be sustained, or be liquid enough for investors to resell our common stock quickly or at the market price.

We cannot assure you that an active trading market will be sustained or that any trading market will be liquid. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell shares of our common stock without depressing the market price for the common stock or to sell their shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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
•
other events and factors, many of which are beyond our control; and
•
other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report.

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

The United States federal and various state and foreign governments have adopted or proposed laws, regulations and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information, preclinical and clinical trial data and the personal information of our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, cybersecurity threats (such as denial or degradation-of-service attacks, cyberattacks or cyberintrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, wrongful conduct by employees and vendors such as theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, including evolving technologies, which may be enhanced or facilitated by artificial intelligence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents and data breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or data breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to proprietary or sensitive personally identifiable information, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets or other similar disruptions. Some of the federal, state and foreign laws, regulations and requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

Any security breach or other cybersecurity incident, whether real or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption cybersecurity incident or data breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors-Risks Related to Our Intellectual Property -We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigation, negative publicity, liability or otherwise harm our business, results of operations and financial condition.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified, or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2026.

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
2.1^

Separation and Distribution Agreement, dated as of October 25, 2025, among Avidity Biosciences, Inc., Atrium Therapeutics, Inc. and Novartis AG (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026).

2.2^

Agreement and Plan of Merger, dated October 25, 2025, among Avidity Biosciences, Inc., Novartis AG and Ajax Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on January 30, 2026).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Atrium Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ Kathleen Gallagher
Kathleen Gallagher
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Brendan Winslow
Brendan Winslow
Chief Financial Officer (Principal Financial and Accounting Officer)