Form 10-Q
period 2026-09-30
Atrium Therapeutics, Inc.
filed 2026-11-12
CIK 2093101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2026

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

As of November 2, 2026, the registrant had 21,571,507 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about us that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our plans, objectives, goals, strategies, future events, financing needs, plans or intentions relating to product candidates and markets and business trends, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress, potential registrational quality, and results of our research and development programs, nonclinical studies, any clinical trials, investigational new drug (“IND”), and other regulatory submissions;
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
•
our reliance on third parties to conduct nonclinical studies and clinical trials of our product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Atrium Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$44,565	$—
Short-term investments	187,509	—
Collaboration receivable	15,000	—
Prepaid assets	8,537	1,535
Restricted cash, current portion	312	—
Other current assets	2,129	1,310
Total current assets	258,052	2,845
Restricted cash, net of current portion	106	—
Property and equipment, net	4,190	2,724
Right-of-use asset	520	2,784
Other long-term assets	1,117	—
Total assets	$263,985	$8,353
Liabilities and Stockholders’ Equity/Former Parent’s Deficit
Current liabilities:
Accounts payable	$782	$4,398
Accrued liabilities	8,703	8,945
Accrued compensation	5,052	3,147
Lease liabilities	679	3,672
Deferred revenue, current portion	9,447	21,639
Total current liabilities	24,663	41,801
Deferred revenue, net of current portion	32,923	28,691
Other long-term liabilities	1,381	574
Total liabilities	58,967	71,066
Commitments and contingencies
Stockholders’ equity/Former Parent’s deficit:
Preferred stock, $0.001 par value; 40,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 16,401 shares issued and outstanding as of September 30, 2026, and no shares authorized, issued, or outstanding as of December 31, 2025	16	—
Additional paid-in capital	217,673	—
Accumulated deficit	(12,324)	—
Accumulated other comprehensive loss, net	(347)	—
Net Investment from Former Parent	—	(62,713)
Total stockholders’ equity/Former Parent’s deficit	205,018	(62,713)
Total liabilities and Stockholders’ equity/Former Parent’s deficit	$263,985	$8,353

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$15,321	$12,339	$37,960	$17,759
Operating expenses:
Research and development	13,796	9,749	45,796	29,979
General and administrative	8,154	2,803	38,691	8,309
Total operating expenses	21,950	12,552	84,487	38,288
Loss from operations	(6,629)	(213)	(46,527)	(20,529)
Other income (expense)
Interest income	2,186	—	4,943	—
Other income (expense), net	177	—	499	(12)
Total other income (expense)	2,363	—	5,442	(12)
Net loss before taxes	$(4,266)	$(213)	$(41,085)	$(20,541)
Income tax benefit	—	176	—	176
Net loss	$(4,266)	$(37)	$(41,085)	$(20,365)
Basic and diluted net loss per share of common stock	$(0.25)	$(0.00)	$(2.41)	$(1.19)
Weighted average shares of common stock outstanding used in the calculation of basic and diluted net loss per share of common stock	17,037	17,106	17,082	17,106
Other comprehensive loss:
Net unrealized loss on short-term investments	(112)	—	(347)	—
Comprehensive loss	$(4,378)	$(37)	$(41,432)	$(20,365)

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity/Former Parent’s Deficit

(in thousands)

(Unaudited)

	Common Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / Accumulated Deficit	Net Investment from Former Parent	Total Stockholders’ Equity / Former Parent’s Deficit
Balance at December 31, 2025	—	$—	$—	$—	$—	$(62,713)	$(62,713)
Net loss	—	—	—	—	12,128	(28,761)	(16,633)
Transfers from Former Parent	—	—	—	—	—	313,414	313,414
Stock-based compensation	—	—	36	—	—	—	36
Issuance of common stock in connection with Spin-Off and reclassification of Net Investment from Former Parent	17,106	16	221,924	—	—	(221,940)	—
Balance at March 31, 2026	17,106	$16	$221,960	$—	$12,128	$—	$234,104
Net loss	—	—	—	—	(20,186)	—	(20,186)
Stock-based compensation	—	—	893	—	—	—	893
Net unrealized loss on short-term investments	—	—	—	(235)	—	—	(235)
Balance at June 30, 2026	17,106	$16	$222,853	$(235)	$(8,058)	$—	$214,576
Net loss	—	—	—	—	(4,266)	—	(4,266)
Stock-based compensation	—	—	1,125	—	—	—	1,125
Shares withheld for grantee taxes upon net share settlement of Make Whole Awards	(705)	—	(6,305)	—	—	—	(6,305)
Net unrealized loss on short-term investments	—	—	—	(112)	—	—	(112)
Balance at September 30, 2026	16,401	$16	$217,673	$(347)	$(12,324)	$—	$205,018

						Net Investment from Former Parent	Total Former Parent’s Deficit
Balance at December 31, 2024						$(61,108)	$(61,108)
Net loss						(7,449)	(7,449)
Transfers from Former Parent						12,262	12,262
Balance at March 31, 2025						$(56,295)	$(56,295)
Net loss						(12,879)	(12,879)
Transfers from Former Parent						12,998	12,998
Balance at June 30, 2025						$(56,176)	$(56,176)
Net loss						(37)	(37)
Transfers to Former Parent						(934)	(934)
Balance at September 30, 2025						$(57,147)	$(57,147)

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(41,085)	$(20,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	846	201
Stock-based compensation expense	14,231	4,127
Non-cash operating lease costs	2,364	296
Non-cash income tax benefit	—	(176)
Amortization of premiums and discounts on short-term investments, net	(625)	—
Gain on disposal of property and equipment	(61)	—
Changes in assets and liabilities:
Collaboration receivable	(15,000)	—
Prepaid assets	(7,002)	(779)
Other current assets	(819)	—
Other long-term assets	(1,117)	—
Accounts payable	(3,616)	(81)
Accrued liabilities	(275)	2,834
Accrued compensation	1,905	2,347
Lease liabilities	(3,030)	(2,522)
Deferred revenues	(7,960)	(7,759)
Other long-term liabilities	807	—
Net cash used in operating activities	(60,437)	(21,877)
Cash flows from investing activities
Proceeds from maturities of short-term investments	43,000	—
Purchases of short-term investments	(230,231)	—
Purchases of property and equipment	(2,549)	(566)
Net cash used in investing activities	(189,780)	(566)
Cash flows from financing activities
Taxes paid related to net share settlement of Make Whole Awards	(6,305)	—
Net transfers from Former Parent	301,505	22,443
Net cash provided by financing activities	295,200	22,443
Net increase in cash, cash equivalents, and restricted cash	44,983	—
Cash, cash equivalents and restricted cash, at beginning of period	—	—
Cash, cash equivalents and restricted cash, at end of period	$44,983	$—
Reconciliation of cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$44,565	$—
Restricted cash included in current assets	312	—
Restricted cash included in non-current assets	106	—
Total cash, cash equivalents and restricted cash	$44,983	$—
Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$—	$1,578
Property and equipment acquired in exchange for existing equipment	$103	$—
Reclassification of Net Investment from Former Parent	$221,940	$—

See accompanying notes to the condensed financial statements.

Atrium Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Organization

Description of Business

Atrium Therapeutics, Inc. (the “Company,” “Atrium” or “we”) is a clinical-stage biopharmaceutical company focused on developing the delivery of ribonucleic acid (“RNA”) therapeutics to the heart muscle for people living with cardiomyopathies. Atrium’s proprietary technology leverages the RNA delivery platform initially developed at Avidity Biosciences, Inc. (“Former Parent” or “Avidity”), which combines the tissue selectivity of monoclonal antibodies (“mAbs”) and other targeted delivery ligands with the precision of oligonucleotides. The Company was incorporated in Delaware in September 2025. The Company’s headquarters and operations are located in San Diego, California and it operates in one segment.

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

Following the Separation, on February 26, 2026, Avidity distributed all the outstanding shares of the Company’s common stock, par value $0.001 per share (“common stock”) to Avidity’s stockholders on a pro rata basis (the “Spin-Off”). Each holder of the Former Parent’s common stock, par value $0.0001 per share (“Former Parent Common Stock”) received 1 share of common stock for every 10 shares of the Former Parent’s Common Stock held of record as of the close of business, Eastern Time, on February 12, 2026. In the Spin-Off, 15,514,966 shares of common stock were distributed to holders of the Former Parent’s Common Stock.

Additionally, in the Spin-Off, holders of options to purchase shares of the Former Parent’s Common Stock (the “Former Parent Stock Options”) and holders of restricted stock units denominated in shares of the Former Parent’s Common Stock, whether subject to time-based or performance-based vesting, that were granted under any equity plans, agreements or arrangements of the Former Parent (“Former Parent RSUs” and together with the Former Parent Stock Options, the “Former Parent Equity Awards”) received a non-transferable Make Whole Award that was settled in shares of common stock at a ratio of 1 share of common stock for every 10 shares of the Former Parent Common Stock underlying each such Former Parent Equity Award, as required by the terms of the Separation Agreement, as amended, and as permitted by the Securities and Exchange Commission’s (the “SEC”) Staff Legal Bulletin No. 4. The Company granted Make Whole Awards to certain holders of Former Parent Equity Awards for an aggregate of 1,590,677 shares of its common stock.

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

On September 11, 2026, the Company, Avidity and Novartis amended the Separation Agreement to change the tax withholding mechanism applicable to the Make Whole Awards to net settlement from sell-to-cover (the “Separation Agreement Amendment”). On September 18, 2026, the Make Whole Awards were settled. Upon settlement of the Make Whole Awards, the Company withheld shares to satisfy the applicable grantee tax withholding obligations and reimbursed Avidity approximately $6.3 million for grantee withholding taxes to be remitted by Avidity to the applicable tax authorities. See Note 7 for additional information.

In connection with the Spin-Off, the Company entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, see Note 8.

Liquidity

The Company has devoted substantially all its efforts to therapeutic drug discovery and development. The Company was historically dependent upon Avidity for all its working capital and financing requirements as Avidity used a centralized approach to cash management and financing of its operations prior to the Spin-Off. As a result, the Company did not maintain its own bank accounts and had no cash, cash equivalents, and short-term investments prior to the establishment of its independent cash management structure. The Company no longer participates in Avidity’s centralized treasury system and independently manages its own liquidity. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $12.3 million, cash and cash equivalents of $44.6 million and short-term investments of $187.5 million.

The Company believes that existing cash, cash equivalents, and short-term investments will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. The Company’s operations are subject to risks and uncertainties common to early-stage biotechnology companies, including, but not limited to, the ability to progress product candidates through clinical development, the development of new technological innovations by competitors, reliance on key personnel, protection of proprietary technology, compliance with regulatory requirements, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development, including nonclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require substantial capital, personnel, and infrastructure. Even if development efforts are successful, there is no assurance that the Company will generate significant revenue from product sales.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Company’s audited annual combined financial statements and the notes thereto for the year ended December 31, 2025, which are included in Exhibit 99.1 to the Company’s Registration Statement on Form 10-12B, as amended (File No. 001-43008), which was filed with the SEC and became effective on February 26, 2026 (the “Form 10”).

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

Short-term Investments

The Company’s short-term investments consist of excess cash that has been invested in marketable securities with high credit ratings. These securities consist of U.S. Treasury securities and are classified as available-for-sale. The Company has classified all of its available-for-sale marketable securities, including those with maturity dates beyond one year, as current assets on the condensed balance sheet as it may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive loss. Amortization and accretion of any purchase premiums or discounts of debt securities are included in interest income in the condensed statements of operations and comprehensive loss. Gains and losses on sales are recorded based on the trade date and determined using the specific identification method.

The Company periodically assesses its available-for-sale marketable securities for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in other income (expense), net.

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

Stock-Based Compensation

Stock-based compensation expense is incurred in connection with employee stock option grants and restricted stock units. Employee stock option grants are recorded at fair value on the grant date, and restricted stock units are recorded at market value on the grant date. Both are recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis.

Stock-based compensation expense for stock option grants is determined using the Black-Scholes option pricing model and is recorded at the estimated fair value of the award as of the grant date and recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award. Stock-based compensation expense for restricted stock units is recorded at the market price of a share of the Company’s common stock on the date of grant and is recognized as expense on a straight-line basis over the service period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. These judgments directly affect the amount of compensation expense that will be recognized. Forfeitures are accounted for as incurred.

The Black-Scholes option-pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. As there is limited trading history for the Company’s common stock, the Company has determined expected volatility based on the average historical stock price volatility of comparable publicly-traded companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The comparable companies are chosen based on their similar size, stage in the life cycle or area of therapeutic focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield assumption is zero as the Company has never paid and has no plans to pay dividends on its common stock in the foreseeable future. The fair value of the underlying common stock used within the Black-Scholes option-pricing model is based on the closing price of the Company’s common stock on the date of grant.

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

Net loss per share for periods prior to the Spin-Off was calculated based on the approximately 15.5 million shares of common stock distributed to the Former Parent’s stockholders at the time of the Spin-Off, in addition to approximately 1.6 million of Make Whole Awards granted at the time of the Spin-Off. The common stock and Make Whole Awards are assumed to be outstanding throughout all periods prior to the settlement of the Make Whole Awards, which occurred in September 2026. The same number of shares is being utilized for the calculation of basic and diluted loss per share for all periods presented prior to the Spin-Off.

Upon the net settlement of the Make Whole Awards, 704,520 shares were withheld to satisfy grantee tax withholding obligations and 886,157 shares of common stock were released to holders. The withheld shares are excluded from weighted-average shares of common stock outstanding from the settlement date. See Note 10.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), to improve the disclosures of expenses by requiring public business entities to provide further disaggregation of relevant expense captions (i.e., employee compensation, depreciation, intangible asset amortization) in a separate note to the financial statements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses. The transition method is prospective with the retrospective method permitted, and ASU 2024-03 will be effective for the Company for its annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. The Company is currently evaluating the impact on its disclosures.

Intangibles-Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which eliminates the project stage model and introduces a probable-to-complete recognition threshold for the capitalization of software development costs. The amendment in the update requires an assessment of uncertainty associated with software development activities, additional disclosures for capitalized internal-use software costs and consideration of website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. ASU 2025-06 can be applied prospectively, through a modified transition approach, or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed financial statements and accompanying notes.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
As of September 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$43,065	$43,065	$—	$—
Short-term investments:
U.S. Treasury securities	187,509	—	187,509	—
Total	$230,574	$43,065	$187,509	$—

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

Level 2 financial instruments are comprised of investments in U.S. Treasury bills and notes which are fixed income securities. The Company estimates the fair value of the Level 2 financial instruments by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.

As of December 31, 2025, the Company held no financial instruments measured at fair value.

4.
Short-term Investments

The following tables summarize the Company’s short-term investments in marketable securities (in thousands):

As of September 30, 2026	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$187,856	$—	$(347)	$187,509
Total		$187,856	$—	$(347)	$187,509

As of December 31, 2025, the Company held no short-term investments.

The unrealized losses on the Company’s short-term investments were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at September 30, 2026 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		Total
As of September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$187,509	$(347)	$187,509	$(347)
Total	$187,509	$(347)	$187,509	$(347)

Accrued interest receivable on available-for-sale securities was $1.6 million at September 30, 2026. The Company did not record an allowance for credit losses on the accrued interest receivable at September 30, 2026.

5.
Collaboration, License and Research Agreements

Research Collaboration and License Agreement with Bristol Myers Squibb Company

In November 2023, Avidity entered into a Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“BMS”). The Company assumed the BMS Collaboration Agreement upon closing of the Spin-Off. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $15.3 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $38.0 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from R&D services performed in satisfaction of the performance obligation under the BMS Collaboration Agreement is $0.3 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $8.0 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company achieved two milestones under the BMS Collaboration Agreement and recognized $15.0 million of collaboration revenue for each, or $30.0 million in total. The first milestone was achieved during the three months ended March 31, 2026, upon the successful delivery of a development candidate. The related $15.0 million receivable was collected during the three months ended June 30, 2026. The second milestone was achieved during the three months ended September 30, 2026, upon the delivery of a lead compound targeting an undisclosed cardiology indication. As a result, the Company had a $15.0 million collaboration receivable outstanding as of September 30, 2026.

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations under the Company’s Third Party Agreements consisted solely of fixed consideration related to ongoing research and development services under the BMS Collaboration Agreement. The Company expects to recognize this remaining fixed consideration as revenue over the remaining research term as services are performed.

The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2026. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon BMS efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Research Collaboration and License Agreement with Eli Lilly and Company

In April 2019, Avidity entered into a Research Collaboration and License Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) for the discovery, development and commercialization of Antibody Oligonucleotide ConjugatesTM (“AOC”) products directed against certain targets in immunology and other select indications on a worldwide basis. The Company recognized no revenue for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recognized revenue of $10.0 million. In August 2025, Lilly paid Avidity $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target. The Company assumed the Lilly Agreement as part of the Separation.

There was no collaboration receivable related to the Lilly Agreement as of September 30, 2026 and December 31, 2025. There was no deferred revenue related to the Lilly Agreement at September 30, 2026 or December 31, 2025.

The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2026. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon Lilly efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Collaboration, License and Research Agreement Activity

The amounts received that have not yet been recognized as revenue are deferred on the Company’s condensed balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all of the Company’s collaboration agreements for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

Balance at January 1, 2025	$58,948
Revenue recognized that was included in the balance at the beginning of the period	(1,573)
Balance at March 31, 2025	$57,375
Revenue recognized that was included in the balance at the beginning of the period	(3,847)
Balance at June 30, 2025	$53,528
Revenue recognized that was included in the balance at the beginning of the period	(2,339)
Balance at September 30, 2025	$51,189

Balance at January 1, 2026	$50,330
Revenue recognized that was included in the balance at the beginning of the period	(4,635)
Balance at March 31, 2026	$45,695
Revenue recognized that was included in the balance at the beginning of the period	(3,004)
Balance at June 30, 2026	$42,691
Revenue recognized that was included in the balance at the beginning of the period	(321)
Balance at September 30, 2026	$42,370

Disaggregation of Collaboration Revenue

The Company disaggregates collaboration revenue by significant collaboration partner, which reflects differences in the nature of the promised goods and services and the timing of revenue recognition. Collaboration revenue for the three and nine months ended September 30, 2026 was solely related to the BMS Collaboration Agreement whereas collaboration revenue for the three and nine months ended September 30, 2025 was related to the BMS Collaboration Agreement and the Lilly Agreement.

Avidity License Agreement

Avidity retained all intellectual property and data that were not exclusively related to cardiology, except for certain platform‑related intellectual property that will initially be owned by the Company, subject to Avidity’s right to obtain an assignment of such intellectual property and to grant back a license to the Company. As a result, a substantial portion of the intellectual property and data material to the Company’s cardiology programs is owned by Avidity and remains subject to certain existing third‑party obligations. Accordingly, in connection with the Spin‑Off, the Company entered into a license agreement with Avidity (the “Avidity License Agreement”) pursuant to which the Company obtained rights to access and use such intellectual property and data for the continued development and commercialization of its cardiology programs. No amounts were due and/or payable under this agreement for any periods presented.

6.
Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research	$745	$714
Accrued manufacturing and technical development	5,978	4,641
Other accrued liabilities	1,980	3,590
Total accrued liabilities	$8,703	$8,945

7.
Stockholders' Equity

Issuance of Shares of Common Stock in connection with the Separation from the Former Parent and Make Whole Awards

The Former Parent distributed 15,514,966 shares of the Company’s common stock to the Former Parent’s stockholders on February 26, 2026. Pursuant to the Separation, holders of Former Parent Equity Awards as of February 12, 2026 (the “Record Date”) received a non-transferable Make Whole Award pursuant to the 2026 Plan with respect to an aggregate of 1,590,677 shares of Company common stock. The Make Whole Awards were granted at a ratio of 1 share of Company common stock per 10 shares of Former Parent Common Stock underlying Former Parent Equity Award. Under the 2026 Plan, the Company granted the Make Whole Awards to all holders of outstanding Former Parent RSUs and Former Parent Stock Options who were service providers at the time of such grants. During the three months ended September 30, 2026, the Company released an aggregate of 886,157 shares of its common stock in net settlement of the Make Whole Awards. Accordingly, the shares of common stock distributed by the Former Parent in connection with the Spin-Off, plus the total non-transferable Make Whole Awards, less the shares subsequently withheld to satisfy grantee tax withholding obligations in connection with the settlement of the Make Whole Awards, represented the shares of the Company’s common stock issued in connection with the Separation and the Make Whole Awards.

2026 Incentive Award Plan

The Company’s 2026 Incentive Award Plan (the “2026 Plan”) was approved by its board of directors and became effective on February 26, 2026. The 2026 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2026 Plan was 2,909,446, which shall be cumulatively increased each January 1 beginning January 1, 2027 and ending on and including January 1, 2036, by the lesser of 5% of the number of shares of the Company’s common stock outstanding (including any shares issuable pursuant to pre-funded warrants) on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors. As of September 30, 2026, there were 915,664 shares remaining available for grant under the 2026 Plan.

2026 Employment Inducement Incentive Award Plan

In April 2026, the Company adopted the 2026 Employment Inducement Incentive Award Plan (the “2026 Inducement Plan”), pursuant to which the Company from time to time is permitted to make equity grants to new employees as a material inducement to their employment. The 2026 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and the plan is administered by the Human Capital Management Committee of the Company’s board of directors (the “HCM Committee”). The 2026 Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees but does not allow for the granting of incentive stock options. The terms of the stock options under the 2026 Inducement Plan, in general, will be determined by the HCM Committee, provided the exercise price per share will not be set at less than the fair market value of a share of the common stock on the date of grant and the term will not be greater than ten years from the date the option or award is granted. A total of 310,000 shares of the Company’s common stock were initially reserved for issuance under the 2026 Inducement Plan. As of September 30, 2026, there were 17,875 shares remaining available for grant under the 2026 Inducement Plan.

2026 Employee Stock Purchase Plan

The Company’s 2026 Employee Stock Purchase Plan (the “2026 ESPP”) was approved by its board of directors and became effective in February 2026. A total of 171,144 shares of common stock were initially reserved for issuance under the 2026 ESPP, which shall be cumulatively increased each January 1 beginning January 1, 2027 and ending on and including January 1, 2036, by the lesser of (i) 1% of the number of shares of the Company’s common stock outstanding (including any shares issuable pursuant to pre-funded warrants) on the immediately preceding December 31 or (ii) such lesser number of shares determined by the Company’s board of directors. The 2026 ESPP allows eligible employees to purchase shares during certain offering periods. No shares have been purchased under the 2026 ESPP as of September 30, 2026.

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

Stock‑based compensation expense during the Spin-Off period primarily relates to accelerated vesting of equity awards in connection with the Spin-Off, including Make Whole Awards. For the period subsequent to the Company becoming a standalone company in February 2026, stock‑based compensation expense exclusively related to stock options and restricted stock units granted to members of the Company’s board of directors and employees. The Company granted 31,500 stock options and 15,750 restricted stock units to employees during the three months ended September 30, 2026.

Pursuant to the Separation Agreement Amendment, the tax withholding provision applicable to the Make Whole Awards was changed from a sell-to-cover arrangement to net settlement. Upon the settlement of 1,590,677 Make Whole Awards, the Company withheld 704,520 shares of common stock with an aggregate value of $6.3 million to satisfy grantee tax withholding obligations and released 886,157 shares of common stock on a net basis. The withheld shares were deemed issued and outstanding upon the Spin-Off and were effectively deemed repurchased by the Company upon settlement. The withheld shares became available for future grants under the 2026 Plan. Under the amended arrangement, Avidity remitted applicable grantee withholding taxes to the applicable taxing authorities, and the Company reimbursed Avidity approximately $6.3 million. The reimbursement was recorded as a reduction of additional paid-in capital. The Company evaluated the amendment under ASC 718 and concluded that it did not result in a change to the fair value, vesting conditions or equity classification of the Make Whole Awards and did not result in incremental compensation expense.

Stock-based compensation expense attributed to the Company as well as incurred by the Company by classification included within the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development expense	$737	$609	$7,187	$2,145
General and administrative expense	388	608	7,044	1,982
Total stock-based compensation expense	$1,125	$1,217	$14,231	$4,127

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

The Company also entered into the Avidity License Agreement with the Former Parent in connection with the Spin-Off. See Note 5 for additional information.

Pursuant to the Separation Agreement Amendment, upon settlement of the Make Whole Awards, the Company withheld 704,520 shares of common stock to satisfy applicable grantee tax withholding obligations and reimbursed the Former Parent approximately $6.3 million for grantee withholding taxes remitted by Former Parent to the applicable tax authorities.

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

Net Investment from Former Parent

Net transfers from Avidity represent the net effect of transactions between Avidity and the Company prior to the Separation. The components of net transfers from Avidity are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net transfers from (to) Former Parent as reflected in the condensed statement of cash flows	$—	$(833)	$301,505	$22,443
Non-cash income tax benefit	—	(176)	—	(176)
Stock-based compensation	—	1,217	12,177	4,127
Net lease expense for Avidity	—	(302)	63	(1,812)
Depreciation for Avidity	—	(98)	(331)	(256)
Net assets distributed from Avidity	—	(742)	—	—
Net transfers from (to) Former Parent as reflected in the condensed statement of changes in deficit	$—	$(934)	$313,414	$24,326

Cost Allocations

The condensed financial statements reflect allocations of certain expenses from the consolidated financial statements of Former Parent prior to the Spin-Off, including research and development expenses and general and administrative expenses. These allocations include, but are not limited to, executive management, employee compensation and benefits, facilities and operations, information technology, business development, financial services (such as accounting, audit, and tax), legal, insurance, and stock-based compensation.

These allocations to the Company are reflected in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost allocations
Research and development expenses	$—	$3,178	$11,688	$9,688
General and administrative expenses	—	2,768	10,799	8,079
Total cost allocations	$—	$5,946	$22,487	$17,767

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

9.
Segment Information

The Company’s operations constitute a single operating and reportable segment. The following table presents financial information, including significant segment expenses, which are regularly provided to the Chief Operating Decision Maker (“CODM”). The Company’s CODM is the Chief Executive Officer, who utilizes adjusted net loss in assessing performance and allocating resources by comparing adjusted net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the condensed balance sheets as total assets. Research and development expenses and general and administrative expenses are adjusted to exclude depreciation and stock-based compensation for segment presentation. Other segment items include collaboration revenue, total other income (expense), income tax benefit, depreciation and stock-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Adjusted research and development (1)	$12,752	$9,098	$37,887	$27,680
Adjusted general and administrative (1)	7,721	2,168	31,523	6,280
Adjusted net loss (1) (2)	(20,473)	(11,266)	(69,410)	(33,960)
Total other segment items (3)	16,207	11,229	28,325	13,595
Net loss	$(4,266)	$(37)	$(41,085)	$(20,365)

(1) Excludes depreciation and stock-based compensation expense.

(2) Excludes collaboration revenue.

(3) Includes collaboration revenue recognized, total other income (expense), income tax benefit, depreciation and stock-based compensation expense.

10.
Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and dilutive potential common stock outstanding during the period if the effect is dilutive. The Company’s potential common stock includes outstanding stock options and restricted stock units.

As discussed in Note 7, pursuant to the Separation Agreement Amendment, the Make Whole Awards were settled through a net share settlement mechanism. For purposes of calculating basic net loss per share, shares underlying the Make Whole Awards, including shares ultimately withheld to satisfy grantee tax withholding obligations upon settlement, were included in weighted-average shares of common stock outstanding through the settlement date. Following settlement, 704,520 shares withheld to satisfy grantee tax withholding obligations were excluded from weighted-average shares of common stock outstanding, while the remaining shares released upon net settlement were included as shares of common stock outstanding. Weighted-average shares of common stock outstanding for the prior periods were unchanged. In the 2026 periods presented, the Company’s outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,266)	$(37)	$(41,085)	$(20,365)
Denominator:
Basic and diluted weighted-average shares of common stock	17,037	17,106	17,082	17,106
Basic and diluted net loss per share	$(0.25)	$(0.00)	$(2.41)	$(1.19)

The following table presents the potential shares of common stock outstanding that were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Options	967	967
Restricted stock units	433	433
Total	1,400	1,400

The Company had no potential common stock outstanding during the three and nine months ended September 30, 2025.

In October 2026, the Company completed a private investment in public equity (“PIPE”) financing involving the issuance of common stock and pre-funded warrants that would have materially affected the basic and diluted weighted-average shares of common stock outstanding had the transaction occurred prior to September 30, 2026. See Note 11 for additional information.

11.
Subsequent Events

In October 2026, the Company entered into a securities purchase agreement with selected accredited investors in connection with a PIPE financing. Pursuant to the agreement, the Company issued and sold 5,170,384 shares of its common stock and pre-funded warrants to purchase up to 1,134,930 shares of common stock (the “Offering”) for net proceeds of approximately $46.5 million, after deducting placement agent fees and other offering expenses.

In October 2026, the Company entered into a lease for office and laboratory space in San Diego, California. The lease term is through November 2029. The Company expects to make aggregate lease payments of approximately $8.2 million over the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis (this “MD&A”) of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This MD&A contains forward‑looking statements reflecting our expectations, plans, and assumptions regarding future operating performance, which are subject to risks and uncertainties that may be outside our control. Actual results may differ materially from those expressed or implied by such forward‑looking statements due to factors described in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward‑Looking Statements.” We were incorporated in connection with our separation from Avidity Biosciences, Inc. (“Former Parent” or “Avidity”) and became an independent public company upon completion of the Spin-Off (as defined below). Accordingly, the results of operations and cash flows presented for periods subsequent to the Spin-Off reflect the Company’s operations as a standalone entity. Results for periods prior to the Spin-Off were prepared on a carve-out basis and include allocations from Avidity for certain costs and expenses. As a result, historical results for periods prior to the Spin-Off may not be indicative of the Company’s future results as an independent public company. This MD&A is intended to provide an understanding of our financial condition, changes in financial condition, and results of operations during the three and nine months ended September 30, 2026, and should be read in conjunction with the information contained in Exhibit 99.1 to our Registration Statement on Form 10-12B, as amended (File No. 001-43008), which was filed with the Securities and Exchange Commission (the “SEC”) and became effective on February 26, 2026 (the “Form 10”).

Overview

We are a biopharmaceutical company pioneering the delivery of RNA therapeutics to the heart to transform the standard of care for people living with cardiomyopathies. Our proprietary technology leverages a targeted RNA delivery platform that combines the tissue selectivity of mAbs and other targeted delivery ligands with the precision of oligonucleotides. We believe this unique combination has the potential to allow selective targeting of the underlying genetic drivers of disease that have been considered undruggable.

We have initially selected genetically validated cardiology targets for our development pipeline. Our precision cardiology pipeline currently consists of two primary, wholly owned precision cardiology development candidates for the treatment of PRKAG2 syndrome and PLN cardiomyopathy. We also have two additional pipeline candidates in research and development targeting undisclosed rare cardiomyopathy targets which we may develop in the future. The chart below represents a summary of our wholly owned development programs.

ATR 1072

Our lead product candidate, ATR 1072, is a siRNA-based therapy targeting PRKAG2 for the treatment of PRKAG2 syndrome. Nonclinical studies to date have demonstrated ATR 1072’s potency and selectivity for PRKAG2 silencing. A mouse surrogate AOC (“mATR 1072”) containing the siRNA component of ATR 1072 conjugated to a mouse targeting anti-TFR1 antibody demonstrated robust in vivo activity. Marked reductions of PRKAG2 mRNA in the heart of wildtype mice were observed with mATR 1072. We also observed substantial reductions in PRKAG2 protein in the heart. We have also observed functional activity of mATR 1072 in ~~a~~ mouse models of PRKAG2 syndrome. In one model, mice exhibit reduced diastolic function and conduction abnormalities relative to wildtype mice. Treatment with mATR 1072 improved diastolic function and restored electrical conduction parameters, which we believe establishes a link between PRKAG2 molecular target engagement and functional cardiac benefit. In a new mouse model exhibiting key features of PRKAG2 syndrome, including cardiac glycogen accumulation, cardiac hypertrophy and electrocardiogram (“ECG”) abnormalities, treatment with mATR 1072 reversed cardiac glycogen accumulation and improved other key features of the disease, including hypertrophy and ECG parameters. In addition, nonclinical studies in cynomolgus monkeys, a non-human primate (“NHP”) species, have been conducted. ATR 1072 was pharmacologically active in NHP achieving robust and durable PRKAG2 mRNA knockdown and reduced protein expression in the heart. In these studies in NHP, ATR 1072 was well tolerated, with no adverse findings in ECG parameters or heart morphology with a nonclinical tolerability profile comparable to others in the RNA delivery platform. The U.S. Food and Drug Administration (“FDA”) has cleared our Investigational New Drug (“IND”) application allowing us to move forward with our CorventisTM Phase 1/2 clinical trial designed to evaluate ATR 1072 for the treatment of PRKAG2 syndrome. Additionally, we have received a No Objection Letter from Health Canada enabling the activation of planned Corventis™ study sites in Canada. In October 2026, we announced that we dosed the first patient in our CorventisTM Phase 1/2 clinical trial. Initial trial data demonstrating proof of concept is anticipated in the second half of 2027.

ATR 1086

Our second lead product candidate, ATR 1086, is a siRNA-based therapy targeting phospholamban (“PLN”) for the treatment of PLN cardiomyopathy. Nonclinical studies to date have demonstrated ATR 1086’s potency and selectivity for PLN silencing. In a mouse surrogate AOC (“mATR 1086”) containing the siRNA component of ATR 1086 conjugated to a mouse targeted anti-TFR1 antibody, mATR 1086 demonstrated robust PLN mRNA reduction in the heart. Nonclinical studies have also demonstrated the functional activity of mATR 1086 in a humanized mouse model of PLN cardiomyopathy (hPLNR14/R14). This model is homozygous for the human PLN 14del mutation resulting in rapidly progressive heart disease where animals die within 8 weeks of life. mATR 1086 treatment in this model resulted in 100% survival through the duration of the study for at least 20 weeks. In addition, mATR 1086 treated mice had substantial improvement in cardiac function marked by increased ejection fraction compared to untreated mice. These data demonstrate that reduction of mutant PLN led to improved heart function. Preliminary tolerability data in a higher species, the NHP, has been evaluated. ATR 1086 was pharmacologically active in NHP achieving robust and durable PLN mRNA knockdown in the heart. Sustained PLN mRNA reduction (~80%) was well tolerated for over three months in non-GLP studies in cynomolgus monkeys (n=3), an NHP species, with no adverse findings in ECG parameters or heart morphology with a nonclinical tolerability profile comparable to others in the RNA delivery platform. Chemistry, Manufacturing, and Controls (“CMC”) manufacturing for ATR 1086 has been initiated to support IND-enabling nonclinical studies in 2026. We expect to file an IND for ATR 1086 in 2027.

Other Programs

We are focused on targeting rare cardiac conditions with high unmet need. We believe our technology, supported by nonclinical data for our lead product candidates, supports our strategy to expand our pipeline to additional rare genetic cardiac diseases with high unmet need. Consistent with this strategy, we are advancing two undisclosed pipeline programs in rare cardiomyopathy targets and expect to select our next development candidate in 2027.

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

Following the Separation, on February 26, 2026, Avidity distributed all the outstanding shares of our common stock, par value $0.001 per share (“common stock”) to Avidity’s stockholders on a pro rata basis (the “Spin-Off”). Each holder of the Former Parent’s common stock, par value $0.0001 per share (“Former Parent Common Stock”) received 1 share of our common stock for every 10 shares of the Former Parent Common Stock held of record as of the close of business, Eastern Time, on February 12, 2026. In the Spin-Off, 15,514,966 shares of our common stock were distributed to holders of the Former Parent Common Stock.

Additionally, in the Spin-Off, holders of options to purchase shares of the Former Parent Common Stock (the “Former Parent Stock Options”) and holders of restricted stock units denominated in shares of the Former Parent Common Stock, whether subject to time-based or performance-based vesting, that were granted under any equity plans, agreements or arrangements of the Former Parent (“Former Parent RSUs” and together with the Former Parent Stock Options, the “Former Parent Equity Awards”) received a non-transferable Make Whole Award that was settled in shares of common stock at a ratio of 1 share of common stock for every 10 shares of the Former Parent Common Stock underlying each such Former Parent Equity Award, as required by the terms of the Separation Agreement, as amended, and as permitted by the SEC’s Staff Legal Bulletin No. 4. We granted Make Whole Awards to certain holders of Former Parent Equity Awards for an aggregate of 1,590,677 shares of our common stock.

On September 11, 2026, we, Avidity and Novartis amended the Separation Agreement to change the tax withholding mechanism applicable to the Make Whole Awards to net settlement from sell-to-cover (the “Separation Agreement Amendment”). On September 18, 2026, the Make Whole Awards were settled. Upon such settlement of the Make Whole Awards, we withheld shares to satisfy the applicable grantee tax withholding obligations and reimbursed Avidity approximately $6.3 million for grantee withholding taxes remitted by Avidity to the applicable tax authorities. See Note 7 for additional information.

From and after the completion of the Spin-Off, we continue to operate as an independent, publicly traded company. We were capitalized with $270.0 million in cash, less the sum of the amount of marketable securities and cash, cash equivalents and restricted cash contained in any accounts owned by us as of the close of business on the day prior to the date of the Spin-Off (such net amount, the “Company Funding”). We are led by a dedicated management team and board of directors. Avidity has no continuing ownership interest in us following the Spin-Off.

In connection with the Spin-Off, we entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, refer to Note 8.

Prior to the Separation, the historical combined financial statements were prepared on a stand-alone basis and were derived from the Former Parent’s consolidated financial statements and accounting records and are presented in conformity with U.S. GAAP.

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

Where we describe historical business activities in this Quarterly Report, we do so as if these transfers had already occurred and the Former Parent’s activities related to such assets and liabilities had been performed by us.

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

We have incurred and we will continue to incur ongoing operating expenses to operate as an independent company. These costs include the cost of various corporate headquarters functions, information technology-related costs, and costs to operate stand-alone accounting, legal, and other administrative functions. It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical combined financial statements for the functions described above. Actual costs that would have been incurred if we operated as a stand-alone public company during these periods would have depended on various factors, including organizational design, outsourcing and other strategic decisions related to corporate functions, information technology and back office infrastructure. At the effective time of the Spin-Off, we entered into the Transition Services Agreement with the Former Parent, pursuant to which we provide certain nominal transition services to the Former Parent, and the Former Parent provides certain transition services to us. During this transition period, we may incur one-time expenses to expand our infrastructure.

Recent Developments

In October 2026, we entered into a securities purchase agreement with selected accredited investors in connection with a private investment in public equity (“PIPE”) financing. Pursuant to the agreement, we agreed to issue and sell 5,170,384 shares of our common stock and pre-funded warrants to purchase up to 1,134,930 shares of common stock (the “Offering”). The Offering closed in October 2026 and resulted in net proceeds of approximately $46.5 million, after deducting placement agent fees and other offering expenses. We intend to use the net proceeds from the Offering, together with our existing cash, cash equivalents and short-term investments, to fund the development of our two lead product candidates and other research programs, and for working capital and general corporate purposes.

In October 2026, we entered into a lease for a portion of our existing office and laboratory space in San Diego, California. The lease term is through November 2029. We expect to make aggregate lease payments of approximately $8.2 million over the three-year lease term.

Components of Results of Operations

Revenue

Collaboration revenue

We generate revenue from research and development and clinical trial activities under license and research collaboration agreements, including reimbursements for services, upfront payments, and milestone payments under current and future agreements.

We do not expect to generate revenue from product sales until our candidates successfully advance through clinical development and receive regulatory approval, if ever. Consequently, our revenue may fluctuate quarterly, influenced by the timing and amounts of payments related to our services and milestones. Any setbacks in nonclinical or clinical development, or failure to secure regulatory approval, could adversely affect our ability to generate future revenues and our overall financial position.

Operating Expenses

Research and development

Research and development expenses represent costs incurred in connection with our discovery research and ongoing efforts to progress nonclinical programs into clinical development and conduct clinical trials. These expenses include both external and internal costs, as follows:

•
External costs, including fees paid to clinical research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), consultants, scientific advisors, and other third parties involved in nonclinical and clinical development- and regulatory activities; and
•
Internal costs, including employee-related expenses (including salaries, benefits, and stock-based compensation) for personnel engaged in research and development; costs of laboratory supplies, nonclinical and clinical materials; and allocated facility, information technology, and depreciation expenses of leasehold improvements and equipment.

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

We expect our research and development expenses to increase as we continue to conduct ongoing research and development activities, advance nonclinical research programs toward clinical development, and conduct clinical trials. The process of conducting nonclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming and can vary significantly for each product candidate and development program.

Our research and development costs may vary significantly depending on factors such as:

•
the number and scope of ongoing nonclinical studies and clinical trials;
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

Other income (expense)

Other income (expense) primarily includes interest income and fluctuations in other non-operating items.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Collaboration revenue	$15,321	$12,339	$2,982	$37,960	$17,759	$20,201
Research and development expenses	13,796	9,749	4,047	45,796	29,979	15,817
General and administrative expenses	8,154	2,803	5,351	38,691	8,309	30,382
Total operating expenses	21,950	12,552	9,398	84,487	38,288	46,199
Total other income (expense)	2,363	—	2,363	5,442	(12)	5,454
Income tax benefit	—	176	(176)	—	176	(176)
Net loss	$(4,266)	$(37)	$(4,229)	$(41,085)	$(20,365)	$(20,720)

Collaboration Revenue

Collaboration revenue increased by $3.0 million for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to $5.0 million of higher milestone revenue, driven by a $15.0 million milestone under the BMS Collaboration Agreement, compared to a $10.0 million milestone under the Lilly Agreement in the same period in 2025, partly offset by $2.0 million less service-related research and development revenue. Collaboration revenue increased by $20.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to the recognition of two $15.0 million milestones under the BMS Collaboration Agreement, compared to a $10.0 million milestone under the Lilly Agreement in the same period in 2025.

Research and Development Expenses

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
External costs:
ATR 1072	$2,041	$3,072	$(1,031)	$10,390	$9,176	$1,214
ATR 1086	3,085	988	2,097	3,723	2,485	1,238
Other programs	32	268	(236)	328	1,544	(1,216)
Unallocated	2,084	1,460	624	7,373	3,604	3,769
Total external costs	7,242	5,788	1,454	21,814	16,809	5,005
Internal costs
Employee-related expenses	4,543	2,585	1,958	18,617	7,933	10,684
Facilities, lab supplies and other	2,011	1,376	635	5,365	5,237	128
Total internal costs	6,554	3,961	2,593	23,982	13,170	10,812
Total research and development expenses	$13,796	$9,749	$4,047	$45,796	$29,979	$15,817

Research and development expenses increased by $4.0 million for the three months ended September 30, 2026, as compared to the same period in 2025. External costs increased by $1.5 million mainly due to higher manufacturing and IND-enabling nonclinical costs for ATR 1086, partly offset by lower ATR 1072 costs as the program moved from IND-enabling work to clinical site initiation for the Corventis Phase 1/2 trial. Internal costs increased by $2.6 million primarily due to higher personnel costs including salaries, wages, and stock-based compensation.

Research and development expenses increased by $15.8 million for the nine months ended September 30, 2026, as compared to the same period in 2025. External costs increased by $5.0 million, primarily reflecting higher costs associated with research and development activities supporting current programs and the advancement of potential future programs. The increase also included clinical-stage activities for ATR 1072 following IND clearance and continued manufacturing and IND-enabling nonclinical activities for ATR 1086, partially offset by lower spending on other programs. Internal costs increased by $10.8 million primarily due to higher personnel costs including salaries, wages, an executive transition bonus award, and accelerated vesting of stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was mainly driven by $1.6 million in higher personnel costs and $3.4 million in higher external spend. Personnel costs rose due to salaries and wages, while external spend rose mostly from professional fees and lease costs to support our operations. Similarly, general and administrative expenses increased by $30.4 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to $11.2 million in higher personnel costs, including salaries, wages, an executive transition bonus award, accelerated vesting of stock-based compensation, and $18.3 million in higher external spend, mainly professional services expense and lease costs.

Other Income (Expense)

Other income (expense) increased by $2.4 million for the three months ended September 30, 2026 and $5.5 million for the nine months ended September 30, 2026, as compared to the same periods in 2025. The increase in both periods was attributable to interest earned on our money market funds and short-term investments in U.S. Treasury securities, which we began to hold following the establishment of our independent cash management structure in connection with the Spin-Off. We did not separately hold cash, cash equivalents, or short-term investments during the 2025 periods, as our liquidity was managed centrally by Avidity prior to the Spin-Off.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flow from operations since inception and we anticipate that we will continue to incur net losses for the foreseeable future. Historically, we have depended on Avidity to fund our operations as Avidity used a centralized approach to cash management and financing prior to the Spin-Off. As a result, we did not maintain our own bank accounts and had no cash, cash equivalents, and short-term investments prior to the establishment of our independent cash management structure. As of September 30, 2026, we held cash and cash equivalents of $44.6 million and short-term investments of $187.5 million.

On October 7, 2026, we entered into a securities purchase agreement with selected accredited investors in connection with a PIPE financing. Pursuant to the agreement, we agreed to issue and sell 5,170,384 shares of our common stock and pre-funded warrants to purchase up to 1,134,930 shares of common stock. The Offering closed on October 9, 2026 and resulted in net proceeds of approximately $46.5 million, after deducting placement agent fees and other offering expenses. We intend to use the net proceeds from the Offering, together with our existing cash, cash equivalents and short-term investments, to fund the development of our two lead product candidates and other research programs, and for working capital and general corporate purposes.

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

We expect to invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We will attempt to minimize credit risk related to our cash, cash equivalents, restricted cash, and short-term investments by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

Future Capital Requirements

As of September 30, 2026, following the establishment of our independent cash management structure in connection with the Spin-Off, we held cash, cash equivalents, and short-term investments of $232.1 million. We expect that our cash, cash equivalents, and short-term investments, as of the date of this Quarterly Report, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for at least 12 months from the date of the filing of this Quarterly Report.

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

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products pursuant to our existing Third Party Agreements or enter into new collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with the Company Funding, revenue generated from the Third Party Agreements, if any, and proceeds from public or private equity or debt financings, and potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our operations.

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

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(60,437)	(21,877)
Net cash used in investing activities	(189,780)	(566)
Net cash provided by financing activities	295,200	22,443
Net increase in cash, cash equivalents and restricted cash	$44,983	—

Cash Flows from Operating Activities

Net cash used in operating activities was $60.4 million for the nine months ended September 30, 2026, compared to $21.9 million used in operating activities for the nine months ended September 30, 2025. The change primarily reflects higher research and development spending as well as general and administrative expenses as described under “Results of Operations”. Our operating cash flows historically represent funding requirements for our activities, which were financed by Avidity through intercompany transfers.

Cash Flows from Investing Activities

Net cash used in investing activities was $189.8 million for the nine months ended September 30, 2026, compared to $0.6 million used in investing activities for the nine months ended September 30, 2025. The increase was primarily attributable to approximately $230.2 million of purchases of short-term investments and $2.5 million of purchases of property and equipment, partially offset by $43.0 million of proceeds from investments maturing.

Cash Flows from Financing Activities

Net cash provided by financing activities was $295.2 million for the nine months ended September 30, 2026, compared to $22.4 million provided by financing activities for the nine months ended September 30, 2025. These amounts primarily reflect net transfers from the Former Parent as part of the Separation. These inflows were partially offset by our $6.3 million reimbursement to Avidity for grantee withholding taxes it remitted in connection with the net settlement of the Make Whole Awards.

Contractual Obligations and Commitments

In June 2020, and as amended in December 2020, the Former Parent entered into a non-cancellable operating lease for approximately 47,737 square feet of office and laboratory space in San Diego, California. The Former Parent entered into an expansion lease in June 2023, increasing the total leased space to 54,597 square feet. In connection with the Separation, the lease and all related rights and obligations were transferred and assigned to us, and we now operate as the tenant under the lease through its remaining term ending on November 30, 2026. In October 2026, we entered into a lease for approximately 49,603 square feet of the same office and laboratory space, through November 2029.

Additionally, prior to the Separation, certain facility and service arrangements were commingled within contracts held by the Former Parent. Under the terms of the Separation, the Former Parent retained those commingled contracts and continue to be the obligor. We did not assume any of the Former Parent’s obligations under those agreements.

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

Critical Accounting Estimates

Our critical accounting estimates are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in Exhibit 99.1 to the Form 10. There have been no significant changes to these critical accounting estimates during the nine months ended September 30, 2026.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, including the expected timing and impact of adoption, see Note 2, “Summary of Significant Accounting Policies,” to our condensed financial statements included elsewhere in this Quarterly Report and Exhibit 99.1 to the Form 10. There have been no material changes to our assessment of recently issued accounting standards during the nine months ended September 30, 2026.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

In making this determination, management considered that we became a standalone public company in February 2026 following the Spin-Off and that certain processes and controls continue to evolve as we complete our transition to a fully independent operating environment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

•
We have only a limited operating history as a standalone public company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
•
All of our development programs are in the discovery, nonclinical or clinical stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render the RNA delivery platform obsolete.
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our nonclinical studies and clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
•
Nonclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of nonclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.
•
We rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.
•
We rely on third parties for the manufacture of our product candidates for nonclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history as a standalone public company, and our pre-Separation financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We were formed in September 2025 as a subsidiary of Avidity in anticipation of the Separation. All of our development programs are in the discovery, nonclinical or clinical stage. We are focused primarily on organizing our company, business planning, identifying product candidates, and conducting research, nonclinical and clinical studies. Our approach to the discovery and development of product candidates based on the RNA delivery platform is unproven as applied to cardiac targets, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As a company, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

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

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Avidity. For additional information about the past financial performance of our business and the basis of presentation of the historical condensed financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical condensed financial statements and accompanying notes included elsewhere in this Quarterly Report.

We have incurred losses since inception. We expect to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or, if we achieve profitability, we may not be able to sustain it.

We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $41.1 million and $20.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $12.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require additional development time and resources, which would be substantial, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials of our product candidates, discovering additional product candidates beyond our current lead product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our nonclinical studies for our development programs, prepare for and conduct our clinical trials and seek regulatory approval for our current product candidates and any future product candidates we may develop. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, compliance, sales and distribution. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We do not have any committed external source of funds or other support for our development efforts. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts.

As of September 30, 2026, our cash and cash equivalents and short-term investments were $44.6 million and $187.5 million, respectively. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least 12 months from the date of the filing of this Quarterly Report. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth and operating results. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, including through public or private equity or debt financings or other capital resources, such as potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from day-to-day activities, which may adversely affect the ability to develop our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, such as the recent Offering, debt financings, or other capital sources, including potential additional collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

Upon the completion of the Offering in October 2026, we sold 5,170,384 shares of our common stock and pre-funded warrants to purchase up to 1,134,930 additional shares at an exercise price of $0.001 per share, for net proceeds of approximately $46.5 million, after deducting placement agent fees and other offering expenses. As of September 30, 2026, we had 16,401,123 shares of common stock outstanding. The issuance of these shares and the potential issuance of additional shares upon exercise of the pre-funded warrants has diluted, and may continue to dilute, the percentage ownership of our existing stockholders. There can be no assurance that our use of proceeds of the Offering will generate value for our stockholders sufficient to offset the dilutive effect of the Offering. In addition, pursuant to the Registration Rights Agreement we entered into in connection with the Offering, we are required to register the resale of such shares within 50 days of closing, and sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock and impair our ability to raise capital in the future on favorable terms.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

All of our development programs are in the discovery, nonclinical or clinical stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

All of our development programs are in the discovery, nonclinical or clinical stage. We will need to progress our nonclinical-stage candidates through IND-enabling studies and receive allowance from the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. The testing of our clinical-stage candidates will be expensive and will take many years to complete and its outcome is inherently uncertain. Our ability to generate product revenues, which we do not expect will occur in the near term, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful completion of nonclinical studies with favorable results, including those compliant with Good Laboratory Practices (“GLPs”), toxicology, pharmacokinetic and pharmacodynamic studies in animals;
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

Interim, topline and preliminary data from our nonclinical studies and clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may disclose interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials and nonclinical studies, which is based on a preliminary analysis of then-available data as of certain data cutoff dates, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on the proprietary RNA delivery platform, which leverages a novel and unproven approach as applied to cardiac targets. While the RNA delivery platform has produced favorable nonclinical and early clinical study results in certain neuromuscular indications studied by Avidity, we have not yet succeeded and may not succeed in producing final data demonstrating safety, purity or potency for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our research methodology and approach to oligonucleotide-based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on the technology platform may not be effective, may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating the potential of our product candidates in our cardiac disease programs, as well as under the BMS Collaboration Agreement and the Lilly Agreement (each as defined below). Further, because all of our product candidates and development programs are based on the RNA delivery platform, adverse developments with respect to one of our programs, or with respect to Avidity’s product candidates developed using the RNA delivery platform, may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Additionally, the FDA has previously acknowledged that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Nonclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of nonclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.

Nonclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. The leadership changes at the FDA in the current presidential administration may compound this uncertainty. We cannot guarantee that any nonclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the nonclinical study or clinical trial process. For example, we may not be able to meet expected time frames for IND submissions. The historical failure rate for product candidates in our industry is high.

The results from nonclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through nonclinical studies and early clinical trials. In particular, while we have conducted nonclinical trials in potential product candidates, we do not know whether these product candidates will perform in ongoing or future studies as they have performed in these prior studies. It is not uncommon to observe results in clinical trials that are unexpected based on nonclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in any of our studies, this will delay clinical trials for such development programs. Moreover, nonclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our nonclinical studies and clinical trials will be successful. Any safety concerns observed in any of our nonclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our nonclinical studies and our clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to obtain FDA approval to market a new drug we must demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty.

Before we can initiate clinical trials for a product candidate, we must submit the results of nonclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional nonclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our nonclinical development programs.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (the “EU”) has recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials

Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations (“CROs”) may impact our development plans.

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

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidates to earlier versions. Any such changes could cause our product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes or formulations, and limit our ability to rely on data from clinical trials conducted with an earlier version of our product candidate. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, and jeopardize our ability to commence sales, if approved, and generate revenue. Any delays that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are continuing to develop our product candidates, and we will need to successfully complete IND-enabling studies for our nonclinical product candidates. Following such studies, we will need to successfully complete our planned early-stage clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. In July 2026, the FDA cleared our IND application allowing us to move forward with our Corventis™ Phase 1/2 clinical trial designed to evaluate ATR 1072 for the treatment of PRKAG2. Additionally, we have received a No Objection Letter from Health Canada enabling the activation of planned Corventis™ study sites in Canada. In October 2026, we dosed the first patient in the Corventis™ Phase 1/2 clinical trial. However, as an organization, we have not completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA or other regulatory authorities may not be comprehensive, we cannot be certain how many clinical trials of any of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our clinical trials, could prevent us from, or delay us in, submitting BLAs or comparable foreign submissions for and commercializing our product candidates.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the approvals required to commercialize our product candidates.

The nonclinical and clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and other foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive approval from the FDA.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure, potent and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by or otherwise acceptable to the FDA or comparable foreign regulatory agencies for approval, and such authorities may impose requirements for additional nonclinical studies or clinical trials;
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
•
such authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional nonclinical studies or clinical trials;
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

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway for certain of our product candidates. If we are unable to obtain such approval, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or nonclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review if the relevant criteria are met. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

We may conduct clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are determined to be applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For clinical trials that are conducted only at sites outside of the United States and not otherwise subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of a marketing application which would adversely affect our development and approval plans. For such clinical trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the clinical trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. Recently, the FDA has signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.

We are dependent on third parties to conduct our nonclinical studies and clinical trials. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our nonclinical studies and clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our nonclinical and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in nonclinical and clinical development. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLPs and GCPs, the clinical data generated in our nonclinical and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our applications to conduct clinical trials or our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP and similar foreign regulations. If we fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We rely on third parties for the manufacture of our product candidates for nonclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We expect to rely on third parties for the manufacture of our product candidates and related raw materials for nonclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable application to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and similar foreign requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs consist of a proprietary mAb conjugated with an oligonucleotide. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP, and we believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. As an independent company, we may need to develop a new cell line to support future clinical and any commercial manufacturing. We may not be successful in timely developing a cell line which is comparable to those currently used to produce our mAb supply, which could delay our clinical development or commercial efforts. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, denials of approvals, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

In April 2019, Avidity entered into a Research Collaboration and License Agreement (the “Lilly Agreement”) with Lilly for the discovery, development and commercialization of AOCs directed against certain targets in immunology (the “Lilly AOCs”). Upon the closing of the Spin-Off, the Lilly Agreement was assigned to and assumed by us. Lilly granted Avidity a non-exclusive license under certain Lilly technology solely to conduct research under the Lilly Agreement. Under the Lilly Agreement, Lilly will be solely responsible for funding the cost of clinical development, regulatory approval and commercialization for the Lilly AOCs. Lilly primarily controls the development and commercialization activities, pursuant to the terms of the Lilly Agreement, and our lack of control over such activities could result in delays or other difficulties in the development and commercialization of the Lilly AOCs. Any dispute with Lilly may result in the delay or termination of the development or commercialization of the Lilly AOCs, and may result in costly litigation that diverts our management’s attention and resources away from our day-to-day activities and which may adversely affect our business, financial condition, results of operation and prospects.

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

Following potential approval of any of our product candidates, the FDA and foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, or to maintain any approval after received, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record-keeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCP and similar foreign requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The Affordable Care Act (the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing such company’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, biosimilars compete with, and in some circumstances may be deemed under state law to be substitutable for the previously approved reference product. For example, FDA discussed the potential for sponsors under FDA draft guidance issued in 2024 to demonstrate interchangeability without conducting so-called “switching” studies and the potential for sponsors under FDA draft guidance issued in 2025 to demonstrate biosimilarity without conducting comparative efficacy studies. Although the FDA has yet to finalize these draft guidance documents, these or similar efforts may increase the risk of competition for our biologic product candidates, if approved. The approval of a biosimilar of our product candidate could have a material adverse impact on our business due to increased competition and pricing pressure.

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

In addition, if any of our product candidates are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, and promotion must include appropriate disclosure of information on the safety risks of our products. If we receive marketing approval for a product candidate, physicians may nevertheless, in their independent medical judgment, prescribe it to their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, or if we are found not to have complied with other requirements for advertising and promotion of our products, we may become subject to onerous government investigations and significant liability. Further, FDA’s Office of Prescription Drug Promotion (“OPDP”) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions, such as publicly issued warning letters, and could necessitate corrective communications.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our products.

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

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, which could render our product candidates, if approved, obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and participant registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products, if approved. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety profile, convenience, level of promotional activity, intellectual property protection and availability of reimbursement.

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
•
future accounting pronouncements or changes in our accounting policies; and
•
the timing and success or failure of nonclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our nonclinical studies and clinical trials or the commercialization of our product candidates. Although we executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

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

In addition, the Trump Administration and Congress are pursuing a multi-pronged strategy to reduce U.S. drug prices through most-favored-nation (“MFN”) pricing, which would tie U.S. drug prices to the lowest prices paid in comparable developed countries. This includes the May 12, 2025 Executive Order directing HHS to communicate MFN price targets to manufacturers, voluntary MFN pricing agreements entered into between the Administration and over 20 manufacturers (which include commitments to Medicaid price parity, MFN pricing on new product launches, and participation in TrumpRx.gov in exchange for tariff relief and regulatory benefits), CMS’s finalized mandatory Global Benchmark for Efficient Drug Pricing (“GLOBE”) (Medicare Part B) and proposed Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) (Medicare Part D) payment models that would impose incremental rebate obligations on manufacturers of qualifying single-source drugs, and a voluntary Medicaid MFN model (GENEROUS). As finalized in September 2026, GLOBE is narrower than proposed, including by excluding drugs that have orphan designation and whose approved indications are all for rare diseases or conditions, plasma-derived products and certain cell and gene therapies, and CMS has stated that it intends to waive mandatory participation for any calendar quarter in which a manufacturer participates in GENEROUS. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed suit in the U.S. District Court for the District of Columbia challenging GLOBE as unlawful, beyond CMS’s statutory authority and unconstitutional, and we cannot predict the outcome of that litigation or whether GLOBE will take effect on its current timeline. Legislative proposals, including the Most Favored Patient Act introduced in March 2026, seek to codify these initiatives into federal law. It is unclear whether and to what extent these initiatives will be implemented or survive legal challenge, and a similar MFN model finalized during the first Trump Administration was halted by federal courts and subsequently rescinded for procedural reasons; however, MFN pricing policy represents a significant and evolving uncertainty that could materially adversely affect our pricing strategy, revenue, and ability to commercialize our product candidates, if approved. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Our business, including nonclinical studies and clinical trials, and financial condition, are subject to risks arising from pandemic and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. Any future pandemic or epidemic diseases may cause disruptions that could severely impact our business, nonclinical studies, clinical trials and financial condition, including impairing our ability to raise capital when needed.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security (including cybersecurity), fraud and abuse and other healthcare laws and regulations in the United States and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to maintain compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We currently maintain, and will continue to maintain in the future, sensitive information, including confidential business data related to our nonclinical and clinical studies and, patient health information. As a result, we are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, including as our operations continue to expand or if we operate in foreign jurisdictions. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection and consumer privacy laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

The U.S. Federal Trade Commission (the “FTC”) also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal information, fail to implement policies to protect personal information or engage in other unfair practices that harm customers or that may violate Section 5 of the Federal Trade Commission Act (the “FTC Act”). Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

Numerous states also now have comprehensive privacy laws in effect, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. These laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’ collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’ behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Certain states have also passed laws regulating specific aspects of privacy. For example, several states, including Connecticut, Nevada and Washington have passed laws, or amended existing laws, to extend specific protections to health information not regulated by HIPAA. Further, a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information and other states, such as Texas, Florida and Utah have implemented laws specifically targeting the collection and use of genetic data. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the General Data Protection Regulation (the “GDPR”) took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area (the “EEA”) or in the context of our activities within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial participants and investigators. In addition, the GDPR regulates the transfer of personal data subject to the GDPR to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (the “DPF”) rendering the DPF effective as a GDPR transfer mechanism to United States entities self-certified under the DPF and also providing more legal certainty to entities that transfer personal data to the US in reliance on other data protection safeguards, including Standard Contractual Clauses (“SCCs”).

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

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Compliance with these and any other applicable data privacy and security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules within required time frames. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

The rapid development and deployment of AI and related technologies may amplify existing risks, including those associated with regulation, litigation, compliance, ethical considerations, confidentiality, and data privacy or security. Multiple governmental authorities have already proposed or enacted laws and issued guidance specifically addressing the use of AI, such as the EU Artificial Intelligence Act and various state laws in the United States. In the United States, the AI regulatory environment is complex and uncertain. At the federal level, the current administration has sought to limit the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. The FDA has also advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development and US states have implemented laws seeking to regulate AI usage in the context of employment specifically. These evolving regulatory frameworks may impose new or more stringent obligations on our business, potentially making it more difficult to implement or expand our use of AI technologies.

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

The deployment of AI systems could expose us to heightened cybersecurity threats. These threats may include cybersecurity incidents, data breaches and other unauthorized access to sensitive information, which could result in financial losses, legal liabilities, and reputational damage. As AI technologies become more integrated into our operations, the complexity and potential attack surface of our systems may increase, making it more challenging to safeguard against evolving cyber threats. Any failure to adequately protect our systems and data could adversely affect our business, financial condition, or results of operations.

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

Geopolitical actions in the United States and in foreign countries (such as the Russia-Ukraine conflict, conflict in the Middle East, including the Iran conflict, retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities’ intellectual property rights. Additionally, changes in US trade policy, including the imposition of new or increased tariffs as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent term extension (“PTE”) of up to five years as compensation for patent term lost during the FDA review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (“SPC”). The USPTO has recently rejected several PTE applications based on patent coverage that it has deemed not sufficiently specific to the approved drug, similar to SPC requirements in Europe and other jurisdictions. If we are unable to obtain adequately specific patent claims to obtain patent term extensions or equivalents, our products may not receive such additional protection.

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

In addition to seeking patent protection for our therapeutic programs and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how relevant to our programs and other proprietary technology might be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academia and industry.

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

Additionally, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders and investors may not be able to sell their common stock at or above the price they paid for the common stock. The market price for our common stock may be influenced by many factors, including:

•
positive or negative results, including preliminary or topline results, of nonclinical studies and clinical trials reported by us, strategic partners or competitors;
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

A substantial portion of our total outstanding shares of common stock may be sold freely into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of substantially all of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Other than the shares of common stock and the shares issuable upon exercise of the pre-funded warrants sold in the Offering, a substantial portion of our common stock is freely tradable, without restrictions or further registration under the Securities Act, subject to certain restrictions applicable to shares of common stock held by our affiliates as defined in Rule 144 under the Securities Act.

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

The United States federal and various state and foreign governments have adopted or proposed laws, regulations and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information, nonclinical and clinical trial data and the personal information of our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, cybersecurity threats (such as denial or degradation-of-service attacks, cyberattacks or cyberintrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, wrongful conduct by employees and vendors such as theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, including evolving technologies, which may be enhanced or facilitated by artificial intelligence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents and data breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or data breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information.

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

Any security breach or other cybersecurity incident, whether real or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption cybersecurity incident or data breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors - Risks Related to Our Business Operations and Industry - We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigation, negative publicity, liability or otherwise harm our business, results of operations and financial condition.”

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified, or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended September 30, 2026.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Exhibit Number	Description
2.1	Waiver and Amendment to Separation Agreement, dated as of September 11, 2026, among Avidity Biosciences, Inc., Atrium Therapeutics, Inc. and Novartis AG.
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-12B/A (File No. 001-43008) filed with the SEC on February 17, 2026).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2026).
10.1#	Form of Make Whole Restricted Stock Unit Grant Notice and Make Whole Restricted Stock Unit Agreement under the Atrium Therapeutics, Inc. 2026 Incentive Award Plan.
10.2^	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2026).
10.3	Lease Agreement, dated October 15, 2026, by and between ARE-SD REGION No. 44, LLC and Atrium Therapeutics, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

^ Certain exhibits, schedules and attachments have been omitted pursuant to Item 601 (a)(5) or Item 601(b)(2) of Regulation S-K, as applicable. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrium Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ Kathleen Gallagher
Kathleen Gallagher
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Brendan Winslow
Brendan Winslow
Chief Financial Officer (Principal Financial and Accounting Officer)